Form 10-Q
period 1997-04-30
DSI TOYS INC
filed 1997-06-23
CIK 1034257

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                       COMMISSION FILE NUMBER: 0-22545


                                DSI TOYS, INC.
            (Exact name of registrant as specified in its charter)


              TEXAS                                       74-1673513
  (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or                            Identification No.)
          organization)



1100 WEST SAM HOUSTON PARKWAY (NORTH)
           SUITE 1100
         HOUSTON, TEXAS                                      77043
(Address of principal executive offices)                  (Zip Code)


                                (713) 365-9900
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No X

      As of June 13, 1997, 6,000,000 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

                              TABLE OF CONTENTS

                                                                          PAGE

                       PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheet as of April 30, 1997 and January 31,
            1997.........................................................    1
          Consolidated Statement of Operations for the Three Months Ended
            April 30, 1997 and 1996......................................    2
          Consolidated Statement of Cash Flows for the Three Months Ended
            April 30, 1997 and 1996.......................................   3
          Notes to Consolidated Financial Statements......................   4

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................   6

                         PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS................................................   9

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   9

Signatures................................................................. 10

                       PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                DSI TOYS, INC.
                          Consolidated Balance Sheet

                         ASSETS                          APRIL 30,      JANUARY 31,
                                                           1997            1997
                                                       ------------    ------------
                                                          (Unaudited)
Current assets:
   Cash ............................................   $    577,309    $  1,501,992
   Restricted cash .................................        150,000         150,000
   Accounts receivable, net of allowance for
      doubtful accounts of $119,284 and $104,781 ...      5,818,063       4,219,942
   Due from shareholder ............................        155,668         151,667
   Shareholder insurance proceeds receivable .......        169,260         511,765
   Inventories .....................................      5,324,405       4,615,087
   Prepaid expenses ................................      2,166,079       1,462,189
   Deferred income taxes ...........................        365,000         362,000
                                                       ------------    ------------
        Total current assets .......................     14,725,784      12,974,642
Property and equipment, net ........................      1,425,207       1,190,498
Shareholder insurance proceeds receivable ..........        987,341         920,987
Deferred debt issuance costs .......................        637,096         679,906
Other assets .......................................        415,005         537,868
                                                       ------------    ------------
                                                       $ 18,190,433    $ 16,303,901
                                                       ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ........   $  6,591,901    $  7,247,254
   Current portion of long-term debt ...............      3,406,640       2,755,789
   Income taxes payable ............................        188,402         193,211
   Deferred income taxes ...........................        100,000         158,000
                                                       ------------    ------------
       Total current liabilities ...................     10,286,943      10,354,254
Long-term debt .....................................     10,818,107       8,203,108
Notes payable-- shareholder ........................      6,000,000       6,000,000
Deferred income taxes ..............................        968,000       1,169,000
                                                       ------------    ------------
        Total liabilities ..........................     28,073,050      25,726,362

Shareholders' equity (deficit):

   Preferred Stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding


   Common Stock, $.01 par value, 20,000,000 shares
     authorized; 6,219,000 shares issued; 3,500,000
     shares outstanding ............................         62,190          62,190
   Additional paid-in capital ......................      3,443,093       3,443,093
   Common stock warrants ...........................        100,000         100,000
   Retained earnings ...............................      9,142,777       9,623,350
   Cumulative translation adjustment ...............         29,915           9,498
                                                       ------------    ------------
                                                         12,777,975      13,238,131
   Less-- treasury stock, 2,719,000 shares, at cost     (22,660,592)    (22,660,592)
                                                       ------------    ------------
        Total shareholders' equity (deficit) .......     (9,882,617)     (9,422,461)
                                                       ------------    ------------
                                                       $ 18,190,433    $ 16,303,901
                                                       ============    ============

         See accompanying notes to consolidated financial statements.

                                DSI TOYS, INC.
                     Consolidated Statement of Operations

                                                         THREE MONTHS ENDED
                                                              APRIL 30,
                                                     --------------------------
                                                          1997           1996
                                                     -----------    -----------
                                                              (Unaudited)

      Net sales ..................................   $ 7,427,707    $ 5,855,630

      Costs of goods sold ........................     4,703,910      3,615,191
                                                     -----------    -----------

      Gross profit ...............................     2,723,797      2,240,439

      Selling, general and administrative expenses     3,017,695      2,786,027
                                                     -----------    -----------

      Operating loss .............................      (293,897)      (545,588)

      Interest expense ...........................       576,946        579,811

      Other income ...............................      (119,948)       (24,944)
                                                     -----------    -----------

      Loss before income taxes ...................      (750,895)    (1,100,455)

      Benefit  from income taxes .................      (270,322)      (396,164)
                                                     -----------    -----------

      Net loss ...................................   $  (480,573)   $  (704,291)
                                                     ===========    ===========

      Loss per share .............................   $     (0.14)   $     (0.20)
                                                     ===========    ===========

      Weighted average shares outstanding ........     3,500,000      3,500,000
                                                     ===========    ===========

         See accompanying notes to consolidated financial statements.

                                DSI TOYS, INC.
                     Consolidated Statement of Cash Flows

                                                                           THREE MONTHS ENDED
                                                                                 APRIL 30,
                                                                        --------------------------
                                                                           1997           1996
                                                                        -----------    -----------
                                                                               (Unaudited)
Cash flows from operating activities:
   Net loss .........................................................   $  (480,573)   $  (704,291)

   Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization .................................        94,347        119,190

      Amortization of debt discount and issuance costs ..............        42,810         54,443

      Provision for doubtful accounts ...............................        15,234         19,439

      Gain on sale of equipment .....................................        (3,523)          --

      Deferred income taxes .........................................      (262,000)       (23,939)

      Changes in assets and liabilities:

        Accounts receivable .........................................    (1,613,355)     1,693,535

        Due from shareholder ........................................        (4,001)       625,783

        Inventories .................................................      (709,318)      (762,174)

        Prepaid expenses ............................................      (703,890)      (441,379)

        Accounts payable and accrued liabilities ....................      (655,353)      (746,092)

        Income taxes payable ........................................        (4,809)      (364,827)
                                                                        -----------    -----------
           Net cash used in operating activities ....................    (4,284,431)      (530,312)

Cash flows from investing activities:

   Capital expenditures .............................................      (329,788)       (59,724)

   Proceeds from sale of equipment ..................................         4,255           --

   (Increase) decrease in insurance receivable
      from shareholders .............................................       276,151        (84,560)

   (Increase) decrease in other assets ..............................       122,863        (34,226)
                                                                        -----------    -----------

           Net cash (used) provided by investing
               activities ...........................................        73,481       (178,510)

Cash flows from financing activities:

   Net borrowings (repayments) under revolving
     lines of credit ................................................     3,586,179     (1,584,975)
   Payments on long-term debt .......................................      (320,329)      (236,110)
                                                                        -----------    -----------

   Net cash provided (used) by financing activies ...................     3,265,850     (1,821,085)

Effect of exchange rate changes on cash .............................        20,417          7,679
                                                                        -----------    -----------
Net decrease in cash and cash equivalents ...........................      (924,683)    (2,522,228)

Cash and cash equivalents, beginning of period ......................     1,501,992      2,660,456
                                                                        -----------    -----------
Cash and cash equivalents, end of period ............................   $   577,309    $   138,228
                                                                        ===========    ===========
Supplemental disclosure of cash flow information:
   Interest paid during period.......................................   $   425,221    $   451,650
   Income taxes paid during period...................................   $   279,443    $   863,269

         See accompanying notes to consolidated financial statements

                                 DSI TOYS, INC.
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements of DSI Toys, Inc., together with its wholly-owned subsidiary, (the "Company") as of April 30, 1997 and for the three months ended April 30, 1997 and 1996 include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. These interim results are not necessarily indicative of results for a full year. The balance sheet at January 31, 1997 has been derived from the audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes included in Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-23961) filed with the Securities and Exchange Commission on May 28, 1997.

     The terms "fiscal year" and "fiscal" refer to the Company's fiscal year which is the year ending January 31 of the following calendar year mentioned (I.E., a reference to fiscal 1996 is a reference to the fiscal year ending January 31, 1997).

2.   LOSS PER SHARE AND SUPPLEMENTAL LOSS PER SHARE

     Earnings per share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Loss per share does not include the assumed exercise of common stock equivalents because such inclusion would be anti-dilutive.

     Supplemental loss per share is based on the number of shares of common stock outstanding after the Company's initial public offering (see Note 4 below) and the decrease in net loss as a result of the reduction in interest expense ($473,000), net of tax ($170,000), related to the indebtedness presumed to have been repaid. Supplemental loss per share for the three months ended April 30, 1997 was $(0.03).

3.   RECENT ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share. This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share." The new standard, which is effective for years ending after December 15, 1997, replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended April 30, 1997, SFAS 128 would have had no impact on the reported EPS, as primary and basic EPS are equal since the potentially dilutive securities were anti-dilutive.

4.   SUBSEQUENT EVENTS

     Effective May 1, 1997, the Company's Articles of Incorporation were amended to authorize the issuance of 5,000,000 shares of $0.01 par value preferred stock, change the par value of common stock to $0.01, and reduce the authorized shares of common stock to 20,000,000 shares.

     On May 1, 1997, the Board of Directors authorized the issuance of warrants to purchase 250,000 shares of common stock for an exercise price in excess of the price of common stock sold by the Company in an initial public offering of common stock, adopted the 1997 Stock Option Plan and reserved 600,000 shares of common stock for issuance under such plan and 250,000 shares of common stock issuable upon exercise of such warrants.

     In June 1997, the Company completed its initial public offering of 2,500,000 shares of Common Stock, which provided the Company with net proceeds of $17,900,000. All of the net proceeds were used to repay debt of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company designs, develops, markets and distributes a variety of toys and children's consumer electronics. The Company's core product categories are
(i) juvenile audio products, including walkie-talkies, pre-school audio products, pre-teen audio products and musical toys; (ii) girls' toys, including dolls, play sets and accessories; and (iii) boys' toys, including radio control vehicles, action figures and western and military action toys. Historically, the majority of the Company's sales have been made to customers based in the United States. All of the Company's international sales are denominated in United States dollars. Therefore, the Company is not subject to exchange rate risk with respect to international sales.

     In December 1995, a series of transactions (the "Recapitalization") was consummated whereby the Company repurchased 77.7% of the then outstanding Common Stock from the then sole shareholder of the Company and issued 2,719,000 shares of Common Stock to a group of new investors for $22.2 million. The Recapitalization resulted in the incurrence of an aggregate of $17.9 million of additional indebtedness. The stock purchased by the Company from its former sole shareholder is held as treasury stock. On June 3, 1997, the Company completed its initial public offering of 2,500,000 shares of its Common Stock, which resulted in net proceeds to the Company of $17.9 million. All of the net proceeds were used to repay the debt of the Company.

     The Company expects that the amounts it expends for advertising will increase in connection with its greater emphasis on the development of proprietary products. A portion of the annual advertising expenses will be accrued during each fiscal quarter based on the amount of net sales of the related product for such fiscal quarter compared to the projected annual net sales for such product. To the extent actual net sales vary from estimates, adjustments in the quarterly accruals of advertising expenses will be made.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:


                                                         PERCENT OF NET SALES
                                                    THREE MONTHS ENDED APRIL 30,
                                                    ----------------------------
                                                             1997         1996
                                                           ------       ------
Net sales ............................................      100.0%       100.0%
Costs of goods sold ..................................       63.3         61.7
                                                           ------       ------
Gross profit .........................................       36.7         38.3
Selling, general and administrative expenses .........       40.6         47.6
                                                           ------       ------
Operating loss .......................................       (3.9)        (9.3)
Interest expense .....................................        7.8          9.9
Other income .........................................       (1.6)        (0.4)
                                                           ------       ------
Loss before income taxes .............................      (10.1)       (18.8)
Benefit from income taxes ............................       (3.6)        (6.8)
                                                           ------       ------
Net loss .............................................       (6.5)%      (12.0)%
                                                           ======       ======

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1996

     NET SALES. Net sales for the three months ended April 30, 1997 increased approximately $1.6 million, or 26.9%, to approximately $7.4 million, from $5.8 million in the comparable period in 1996.

     Net sales of juvenile audio products increased $767,000, or 37.2%, to $2.8 million during the first quarter of fiscal 1997, from $2.1 million in the comparable period in 1996. This increase was due primarily to increased sales of battery-operated guitars and headset walkie-talkies. Net sales of girls' toys decreased by $88,000, or 2.8%, to $3.0 million during the first quarter of fiscal 1997, from $3.1 million in the comparable period in 1996. Although net sales of Pattie(TM) dolls have increased and the Company has introduced a new doll, Baby Pick Me Up(TM), these increases were offset by a decrease in net sales of Rosie(R) dolls. Net sales of boys' toys increased $750,000, or 201.6%, to approximately $1.1 million in the first quarter of fiscal 1997 from $372,000 in the comparable period in 1996. The growth in net sales of boys' toys was primarily attributable to the newly introduced Kawasaki(R) Ninja(R) Supergyro(TM) Motorcycle. Net sales of products in other categories increased $143,000, or 51.3%, to $422,000, during the first quarter of fiscal 1997, from $279,000 in the comparable period in 1996. This increase was due primarily to the introduction of the Hoppin' Poppin Spaceballs(TM)game.

     International net sales increased $349,000, or 53.2%, to $1,005,000, during the first quarter of fiscal 1997, from $656,000 in the corresponding period in 1996. The growth was due primarily to the increase in net sales to the United Kingdom, Italy, and Middle East countries.

     GROSS PROFIT. Gross profit increased approximately 21.6% to approximately $2.7 million for the first quarter of fiscal 1997, from approximately $2.2 million in the comparable period in 1996. Gross profit as a percentage of net sales decreased to approximately 36.7% in the first quarter of fiscal 1997 from approximately 38.3% in the first quarter of fiscal 1996. Such decline was principally related to sales of Rosie(R)and Pattie(TM)dolls that were made at lower margins than in the prior year, reflecting the maturity of the products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 8.3% to approximately $3.0 million in the first quarter of fiscal 1997 from approximately $2.8 million in the first quarter of fiscal 1996. The increase resulted from television advertising, marketing and promotion expenses related to the introduction of several new products.

     OTHER INCOME. Other income increased approximately $95,000, or 380.9%, to $120,000 during the first quarter of fiscal 1997 from $25,000 in the comparable period in 1996. The increase was due primarily to interest income on certain insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has funded its operations and capital requirements from cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, funding accounts receivable, and capital expenditures for product development. The Company's working capital at April 30, 1997 was approximately $4.4 million and unrestricted cash was approximately $577,000.

     The Company's operating activities used net cash of $4.3 million during the first quarter of fiscal 1997, consisting primarily of financing accounts receivable and the seasonal build-up of inventories and prepaid advertising expenses. Net cash provided by investing activities during the first quarter of fiscal 1997 was $73,000, and was the net result of the repayment of an insurance receivable from a shareholder offset by capital expenditures. Net cash provided by financing activities was $3.3 million during the first quarter of fiscal 1997 and represented net borrowings under revolving lines of credit and term loans.

     The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the first two fiscal quarters. To manage these working capital requirements, the Company maintains a line of credit facility (the "Hong Kong Credit Facility") with State Street Bank and Trust Company, Hong Kong Branch, and a revolving credit facility with Bank One, Texas, N.A. (the "Revolver").

     The Company believes that available borrowings under the Revolver and the Hong Kong Credit Facility and cash from operations will be sufficient to meet the Company's operating cash requirements, fund the Company's anticipated capital expenditures and fund scheduled debt service for the foreseeable future. The Company has budgeted approximately $850,000 for capital expenditures, consisting of purchases of tools, molds, office equipment and furnishings, for fiscal 1997. At June 11, 1997, the Company had an additional borrowing capacity of an aggregate of $5.5 million under the Revolver and the Hong Kong Credit Facility.

     The Company is obligated to make future minimum royalty payments under certain of its license agreements. As of April 30, 1997, the Company was required to make an aggregate of approximately $55,000 in payments of guaranteed royalties under these licenses in fiscal 1997 and $180,000 thereafter.

     As a part of the Company's strategy, the Company will evaluate potential acquisitions of other toy businesses or product lines which the Company believes would complement its existing business. The Company has no present understanding or agreement with respect to any acquisitions.

     In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

SEASONALITY

     The toy industry is very seasonal with the Christmas holiday season representing over two-thirds of total annual retail toy sales. The Company has experienced this seasonal pattern in its net sales. To accommodate this peak selling season, holiday toy lines are introduced early in the first calendar quarter. Retailers commit to their holiday season purchases during the first two calendar quarters and those orders are shipped from Asia to the retailers' distribution centers on a scheduled basis from May through September. As a result of the seasonality of the Company's business, the Company expects to incur a loss in the first quarter of each fiscal year for the foreseeable future and may incur a loss in the fourth quarter of such fiscal year depending upon the timing of product shipments.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and debt service requirements, are forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, changing consumer preferences, lack of success of new products, loss of one of the Company's largest customers, dependence on independent designers, licenses and other proprietary rights, reliance on manufacturers based in Hong Kong and China, reliance on key personnel, competition and government regulation. All subsequent oral and written forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 27, 1997, a former independent sales representative for the Company sued the Company and the Estate of Tommy Moss for additional royalties and sales commissions in Probate Court No. 3 of Harris County, Texas. The representative also is seeking to recover exemplary damages, interest, costs and attorneys fees. The Company intends to vigorously defend this claim and believes that the outcome will not have a material adverse effect on the Company's financial position.

     The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations. The Company maintains product liability and general liability insurance in amounts it believes to be reasonable. There have been no material developments in the legal proceedings noted in Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-23961) filed with the Securities and Exchange Commission on May 28, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

10.1 Underwriting Agreement dated May 28, 1997 among the Company, the Tommy Moss Living Trust, Hibernia Corporation and Tucker Anthony Incorporated and Sutro & Co. Incorporated.

10.2 Warrant Agreement dated May 28, 1997 by and among the Company, Tucker Anthony Incorporated and Sutro & Co. Incorporated.

11   Computation of Loss Per Share.

27   Financial Data Schedule.

 (b) Reports Submitted on Form 8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DSI TOYS, INC.


Date:  June 23, 1997                   By:  /S/ M.D. DAVIS
                                            M.D. Davis
                                            Chairman and Chief Executive Officer


Date:  June 23, 1997                   By:  /S/ J. RUSSELL DENSON
                                            J. Russell Denson
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     EXHIBIT

10.1 Underwriting Agreement dated May 28, 1997 among the Company, the Tommy Moss Living Trust, Hibernia Corporation and Tucker Anthony Incorporated and Sutro & Co. Incorporated.

10.2 Warrant Agreement dated May 28, 1997 by and among the Company, Tucker Anthony Incorporated and Sutro & Co. Incorporated.

11   Computation of Loss Per Share.

27   Financial Data Schedule.