Form 10-Q
period 1997-07-31
DSI TOYS INC
filed 1997-09-12
CIK 1034257

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NO. 0-22545


                                DSI TOYS, INC.

            (Exact name of Registrant as specified in its charter)

                      TEXAS                                  74-1673513
          (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or organization)                Identification No.)

       1100 WEST SAM HOUSTON PARKWAY NORTH
                 HOUSTON, TEXAS                                 77043
    (Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number including area code: (713) 365-9900


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 12, 1997, 6,000,000 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

                              TABLE OF CONTENTS


                                                                            PAGE

                        PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of July 31, 1997 and January 31, 1997.   1

        Consolidated Statement of Operations for the Three Months Ended
         July 31, 1997 and 1996 and the Six Months Ended July 31, 1997
         and 1996...........................................................   2

        Consolidated Statement of Cash Flows for the Six Months Ended
         July 31, 1997 and 1996.............................................   3

        Consolidated Statement of Shareholders' Equity for the
         Six Months Ended July 31, 1997.....................................   4

        Notes to Consolidated Financial Statements..........................   5

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...............................................   7

                         PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..................................................   11

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...................................   11

Signatures.................................................................   12

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 DSI TOYS, INC.
                           Consolidated Balance Sheet

                                                                                                   July 31,            January 31,
                                                                                                     1997                  1997
                                                                                                 ------------          ------------
                                                                                                  (Unaudited)
ASSETS
Current assets:
        Cash ...........................................................................         $  1,981,062          $  1,501,992
        Restricted cash ................................................................              150,000               150,000
        Accounts receivable, net of allowance for doubtful accounts
                of $133,670 and $104,781 ...............................................           14,181,681             4,219,942
        Due from shareholder ...........................................................                 --                 151,667
        Shareholder insurance proceeds receivable ......................................                 --                 511,765
        Inventories ....................................................................            8,304,491             4,615,087
        Prepaid expenses ...............................................................            2,907,298             1,462,189
        Deferred income taxes ..........................................................              370,000               362,000
                                                                                                 ------------          ------------
                Total current assets ...................................................           27,894,532            12,974,642

Property and equipment, net ............................................................            1,506,669             1,190,498
Shareholder insurance proceeds receivable ..............................................            1,145,694               920,987
Deferred debt issuance costs ...........................................................                 --                 679,906
Other assets ...........................................................................              128,429               537,868
                                                                                                 ------------          ------------
               Total assets ............................................................         $ 30,675,324          $ 16,303,901
                                                                                                 ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued liabilities .......................................         $ 13,785,362          $  7,247,254
        Current portion of long-term debt ..............................................            3,090,464             2,755,789
        Income taxes payable ...........................................................              226,534               193,211
        Deferred income taxes ..........................................................              100,000               158,000
                                                                                                 ------------          ------------
                Total current liabilities ..............................................           17,202,360            10,354,254
Long-term debt .........................................................................            2,870,000             8,203,108
Notes payable -- shareholder ...........................................................                 --               6,000,000
Deferred income taxes ..................................................................            1,628,000             1,169,000
                                                                                                 ------------          ------------
                Total liabilities ......................................................           21,700,360            25,726,362
Shareholders' equity (deficit):
        Preferred Stock, $.01 par value, 5,000,000 shares authorized,
                none issued or outstanding .............................................                 --                    --
        Common Stock, $.01 par value, 20,000,000 shares authorized
                 8,719,000 shares issued, 6,000,000 outstanding ........................               87,190                62,190
        Additional paid-in capital .....................................................           21,082,528             3,443,093
        Common stock warrants ..........................................................              102,500               100,000
        Retained earnings ..............................................................           10,340,295             9,623,350
        Cumulative translation adjustment ..............................................               23,043                 9,498
                                                                                                 ------------          ------------
                                                                                                   31,635,556            13,238,131
        Less: treasury stock, 2,719,000 shares, at cost ................................          (22,660,592)          (22,660,592)
                                                                                                 ------------          ------------
              Total shareholders' equity (deficit) .....................................            8,974,964            (9,422,461)
                                                                                                 ------------          ------------
              Total liabilities and shareholders' equity ...............................         $ 30,675,324          $ 16,303,901
                                                                                                 ============          ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      Consolidated Statement of Operations

                                                                 Three Months Ended July 31,           Six Months Ended July 31,
                                                              -------------------------------       -------------------------------
                                                                  1997               1996               1997                1996
                                                              ------------       ------------       ------------       ------------
Net sales ..............................................      $ 24,382,678       $ 18,097,350       $ 31,810,385       $ 23,952,980
Costs of goods sold ....................................        17,184,400         13,435,756         21,888,309         17,050,947
                                                              ------------       ------------       ------------       ------------
Gross profit ...........................................         7,198,278          4,661,594          9,922,076          6,902,033
Selling, general and administrative expenses ...........         4,326,968          2,474,351          7,344,663          5,260,379
                                                              ------------       ------------       ------------       ------------
Operating income .......................................         2,871,310          2,187,243          2,577,413          1,641,654
Interest expense .......................................           295,068            607,795            872,014          1,187,607
Other income ...........................................           (46,059)           (10,441)          (166,007)           (35,385)
                                                              ------------       ------------       ------------       ------------
Income before income taxes .............................         2,622,301          1,589,889          1,871,406            489,432
Provision for income taxes .............................           944,028            562,571            673,707            166,407
                                                              ------------       ------------       ------------       ------------
Income before extraordinary item .......................         1,678,273          1,027,318          1,197,699            323,025
Extraordinary item (net of tax) ........................          (480,754)              --             (480,754)              --
                                                              ------------       ------------       ------------       ------------
Net income .............................................      $  1,197,519       $  1,027,318       $    716,945       $    323,025
                                                              ============       ============       ============       ============
Earnings per share before
        extraordinary item .............................      $       0.30       $       0.28       $       0.26       $       0.09
                                                              ============       ============       ============       ============
Earnings per share .....................................      $       0.22       $       0.28       $       0.16       $       0.09
                                                              ============       ============       ============       ============
Weighted average shares outstanding ....................         5,554,561          3,713,713          4,541,919          3,606,857
                                                              ============       ============       ============       ============

                See accompanying notes to financial statements.

                                 DSI TOYS, INC.
                      Consolidated Statement of Cash Flows

                                                                                                       Six months ended July 31,
                                                                                                    -------------------------------
                                                                                                        1997               1996
                                                                                                    ------------        -----------
Cash flows from operating activities:
        Net income ..........................................................................       $    716,945        $   323,025
        Adjustments to reconcile net income to net cash used in
                operating activities:
                Extraordinary item ..........................................................            480,754               --
                Depreciation ................................................................            235,422            285,068
                Amortization of debt discount and issuance costs ............................            199,152             77,435
                Provision for doubtful accounts .............................................             31,690             31,193
                Gain on sale of equipment ...................................................             (4,106)            (1,457)
                Deferred income taxes .......................................................            393,000            279,738
                Changes in assets and liabilities:
                        Accounts receivable .................................................         (9,993,429)        (4,741,684)
                        Due from shareholder ................................................            151,667            622,716
                        Inventories .........................................................         (3,689,403)        (2,523,457)
                        Prepaid expenses ....................................................         (1,445,109)          (359,526)
                        Accounts payable and accrued liabilities ............................          6,538,103          2,809,551
                        Income taxes payable ................................................             33,323           (106,030)
                                                                                                    ------------        -----------
                                Net cash used in operating activities .......................         (6,351,991)        (3,303,428)
Cash flows from investing activities:
        Capital expenditures ................................................................           (553,126)           (99,413)
        Proceeds from sale of equipment .....................................................              5,640               --
        Decrease (increase) in insurance receivable from shareholder ........................            287,058           (166,564)
        Decrease (increase) in other assets .................................................            409,439           (144,425)
                                                                                                    ------------        -----------
                                Net cash provided (used) by investing activities ............            149,011           (410,402)
Cash flows from financing activities:
        Net borrowings under revolving lines of credit ......................................          2,425,186          1,998,961
        Payments on long-term debt ..........................................................        (13,423,618)          (484,451)
        Net proceeds from issuance of common stock ..........................................         17,664,435               --
        Proceeds from sale of warrants to underwriters ......................................              2,500               --
                                                                                                    ------------        -----------
                                Net cash provided by financing activities ...................          6,668,503          1,514,510
Effect of exchange rate changes on cash .....................................................             13,547             12,380
                                                                                                    ------------        -----------
Net increase (decrease) in cash and cash equivalents ........................................            479,070         (2,186,940)
Cash, beginning of period ...................................................................          1,501,992          2,660,456
                                                                                                    ------------        -----------
Cash, end of period .........................................................................       $  1,981,062        $   473,516
                                                                                                    ============        ===========
Supplemental disclosures of cash flow information:
        Interest paid during the period .....................................................       $    837,488        $ 1,123,655
        Income taxes paid during the period .................................................       $    279,443        $   872,708

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                 Consolidated Statement of Shareholders' Equity

                                       Common Stock        Additional
                                    -------------------     Paid-in
                                     Shares     Amounts     Capital       Warrants
                                    ---------   -------   ------------    --------
Balance, January 31, 1997 .......   6,219,000   $62,190   $  3,443,093    $100,000
        Net Income ..............        --        --             --          --
        Issuance of common stock    2,500,000    25,000     18,475,000        --
        Stock issuance costs ....        --        --         (835,565)       --
        Change in cumulative
           translation adjustment        --        --             --          --
        Warrants issued .........        --        --             --         2,500
                                    ---------   -------   ------------    --------
Balance, July 31, 1997 ..........   8,719,000   $87,190   $ 21,082,528    $102,500
                                    =========   =======   ============    ========
                                    Cumulative
                                    Translation     Retained      Treasury
                                     Adjustment     Earnings        Stock            Total
                                       -------     -----------   ------------    ------------
Balance, January 31, 1997 .......      $ 9,498     $ 9,623,350   $(22,660,592)   $ (9,422,461)
        Net Income ..............         --           716,945           --           716,945
        Issuance of common stock          --              --             --        18,500,000
        Stock issuance costs ....         --              --             --          (835,565)
        Change in cumulative
           translation adjustment       13,545            --             --            13,545
        Warrants issued .........         --              --             --             2,500
                                       -------     -----------   ------------    ------------
Balance, July 31, 1997 ..........      $23,043     $10,340,295   $(22,660,592)   $  8,974,964
                                       =======     ===========   ============    ============

          See accompanying notes to consolidated financial statements.

                                DSI TOYS, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements of DSI Toys, Inc., together with its wholly owned subsidiary, (the "Company") as of July 31, 1997 and for the three months and six months ended July 31, 1997 and 1996 include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. These interim results are not necessarily indicative of results for a full year. The balance sheet at January 31, 1997 has been derived from the audited consolidated financial statements at that date.

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

    The terms "fiscal year" and "fiscal" refer to the Company's fiscal year which is the year ending January 31 of the following calendar year mentioned (e.g., a reference to fiscal 1996 is a reference to the fiscal year ended January 31, 1997).

2.   NOTES PAYABLE

    Indebtedness consists of the following:
                                                       July 31,      January 31,
                                                         1997           1997
                                                     -----------     -----------
Bank revolver ..................................     $ 2,870,000     $ 3,055,000
Subordinated bank note .........................                       1,418,918
Bank note ......................................                       5,000,000
Subordinated note payable to shareholder .......                       6,000,000
Subordinated note payable to shareholder .......                       1,000,000
Hong Kong credit facility ......................       3,090,464         484,979
                                                     -----------     -----------
                                                       5,960,464      16,958,897
Less - current portion .........................       3,090,464       2,755,789
                                                     -----------     -----------
                                                     $ 2,870,000     $14,203,108
                                                     ===========     ===========

    In June 1997, the Company renegotiated the Hong Kong credit facility, which is available primarily for negotiating and collecting export sales, opening back-to-back letters of credit secured by letters of credit from its customers and purchasing component parts inventory. The credit limit was increased to $8 million, and the facility is secured by a cash deposit of $150,000 and the accounts receivable and inventory of DSI (HK) Ltd., the wholly owned subsidiary of DSI Toys, Inc. Outstanding borrowings under the loan bear interest at the bank's prime rate of interest.

3.   INITIAL PUBLIC OFFERING

    On June 3, 1997, the Company completed its initial public offering of 2,500,000 shares of Common Stock, which provided the Company net proceeds of $17.7 million. All of the net proceeds were used to repay debt of the

Company. In connection with the offering, the Company issued warrants to purchase 250,000 shares of common stock to the lead underwriters. Such warrants are exercisable at $10.80 per share and expire May 28, 2002.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share. This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share." The new standard, which is effective for years ending after December 15, 1997, replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and six month periods ended July 31, 1997, this new pronouncement would result in a basic earnings per share before extraordinary item of $0.32 and $0.27, respectively, basic earnings per share of $0.23 and $0.16, respectively; and diluted earnings per share of $0.22 and $0.16, respectively.

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

    In December 1995, a series of transactions (the "Recapitalization") was consummated whereby the Company repurchased 77.7% of the then outstanding Common Stock from the then sole shareholder of the Company for $22.2 million and issued 2,719,000 shares of Common Stock to a group of new investors. The Recapitalization resulted in the incurrence of an aggregate of $17.9 million of additional indebtedness. The stock purchased by the Company from its former sole shareholder is held as treasury stock. On June 3, 1997, the Company completed its initial public offering of 2,500,000 shares of its Common Stock, which resulted in net proceeds to the Company of $17.7 million. All of the net proceeds were used to repay debt of the Company.

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

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                                                          PERCENT OF NET SALES
                                                                          --------------------------------------------------------
                                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                                 JULY 31,                           JULY 31,
                                                                          ----------------------            ----------------------
                                                                           1997             1996             1997             1996
                                                                          -----            -----            -----            -----
Net sales ......................................................          100.0%           100.0%           100.0%           100.0%
Costs of goods sold ............................................           70.5             74.2             68.8             71.2
                                                                          -----            -----            -----            -----
Gross profit ...................................................           29.5             25.8             31.2             28.8
Selling, general and administrative expenses ...................           17.8             13.7             23.1             22.0
                                                                          -----            -----            -----            -----
Operating income ...............................................           11.7             12.1              8.1              6.8
Interest expense ...............................................            1.2              3.4              2.7              5.0
Other income ...................................................           (0.2)            (0.1)            (0.5)            (0.2)
                                                                          -----            -----            -----            -----
Income before income taxes .....................................           10.7              8.8              5.9              2.0
Provision for income taxes .....................................            3.9              3.1              2.1              0.7
                                                                          -----            -----            -----            -----
Income before extraordinary item ...............................            6.8              5.7              3.8              1.3
Extraordinary item (net of tax) ................................           (1.9)                             (1.5)
                                                                                                            -----            -----
Net income .....................................................            4.9%             5.7%             2.3%             1.3%
                                                                          =====            =====            =====            =====

THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THE THREE MONTHS ENDED JULY 31,
1996

    NET SALES. Net sales for the three months ended July 31, 1997 increased $6.3 million, or 34.7%, to $24.4 million, from $18.1 million in the comparable period in 1996.

    Net sales of juvenile audio products increased $2.1 million, or 18.6%, to $13.3 million during the second quarter of fiscal 1997, from $11.2 million in the comparable period in 1996. This increase was due primarily to increased sales of walkie-talkies as well as sales of the newly introduced Kawasaki(Registered Trademark) Air Guitar(Trademark). Net sales of girls' toys increased $2.3 million, or 54.8%, to $6.6 million during the second quarter of fiscal 1997, from $4.3 million in the comparable period in 1996. The increase was due primarily to sales of Baby Pick Me Up(Trademark) and Dreamie Sweets(Trademark), dolls introduced in 1997. Such sales increases were partially offset by decreased sales of Rosie(Registered Trademark), a doll first introduced in 1995. Net sales of boys' toys increased $1.5 million, or 83.8%, to $3.3 million in the second quarter of fiscal 1997, from $1.8 million in the comparable period in 1996. The growth in net sales of boys' toys was primarily attributable to the newly introduced Kawasaki(Registered Trademark) Ninja(Registered Trademark) Supergyro(Trademark) Motorcycle. Net sales of products in other categories increased $380,000, or 43.8%, to $1.2 million, during the second quarter of fiscal 1997, from $860,000 in the comparable period in 1996. This increase was due primarily to the introduction of the Hoppin' Poppin' Spaceballs(Trademark) game.

    International net sales for the three months ended July 31, 1997 were $5.4 million, approximately the same as the comparable period in 1996.

    GROSS PROFIT. Gross profit increased 54.4% to $7.2 million for the second quarter of fiscal 1997, from $4.7 million in the comparable period in 1996. Gross profit as a percentage of net sales increased to 29.5% in the second quarter of fiscal 1997 from 25.8% in the second quarter of fiscal 1996. Such increase was related to increased sales of TV-promoted toys, principally dolls, which generally have higher margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 74.9% to $4.3 million in the second quarter of fiscal 1997 from $2.5 million in the second quarter of fiscal 1996. The increase resulted primarily from television advertising, marketing and promotion expenses related to the introduction of several new products. The Company has produced commercials and purchased significant airtime for four products for fiscal 1997 as compared to two products for the prior year.

    INTEREST EXPENSE. As a result of debt repayment using the proceeds of the Company's initial public offering, interest expense decreased $310,000 to $300,000 in the second quarter of fiscal 1997 from $610,000 in the comparable period in 1996.

    OTHER INCOME. Other income increased $36,000, to $46,000 in the second quarter of fiscal 1997 from $10,000 in the comparable period in 1996. This increase was due primarily to interest income on certain insurance proceeds.

    EXTRAORDINARY ITEM. As a result of debt repayment using the proceeds of the Company's initial public offering, $480,000 of debt issuance cost (net of tax) was written off.

SIX MONTHS ENDED JULY 31, 1997 COMPARED TO THE SIX MONTHS ENDED JULY 31, 1996

    NET SALES. Net sales in the first half of fiscal 1997 increased $7.8 million, or 32.8%, to $31.8 million, from $24.0 million in the comparable period in fiscal 1996.

    Net sales of juvenile audio products increased $2.8 million, or 21.4%, to $16.1 million during the six months ended July 31, 1997, from $13.2 million in the comparable period in 1996. This increase was due primarily to increased sales of walkie-talkies as well as sales of the newly introduced Kawasaki(Registered Trademark) Air Guitar(Trademark). Net sales of girls' toys increased by $2.2 million, or 30.4%, to $9.7 million during the first half of 1997, from $7.4 million in the comparable period in 1996. The increase was due primarily to sales of Baby Pick Me Up(Trademark) and Dreamie Sweets(Trademark), dolls introduced in 1997. Such sales increases were partially offset by decreased sales of Rosie(Registered Trademark), a doll first introduced in 1995. Net sales of boys' toys increased $2.2 million, or 104.1%, to $4.4 million in the first half of

1997 from $2.2 million in the comparable period in 1996. The growth in net sales of boys' toys was primarily attributable to the newly introduced Kawasaki(Registered Trademark) Ninja(Registered Trademark) Supergyro(Trademark) Motorcycle. Net sales of products in other categories increased $520,000, or 45.6%, to $1.7 million during the first half of 1997, from $1.1 million in the comparable period in 1996. This increase was due primarily to the introduction of the Hoppin' Poppin' Spaceballs(Trademark) game.

    International net sales for the first half of fiscal 1997 were $6.4 million, approximately the same as the comparable period in fiscal 1996.

    GROSS PROFIT. Gross profit increased approximately 43.8% to $9.9 million during the first half of fiscal 1997, from $6.9 million in the comparable period in 1996. Gross profit as a percentage of net sales increased to 31.2% during the first half of fiscal 1997 from 28.8% in the first half of fiscal 1996. Such increase was related to increased sales of TV-promoted toys, principally dolls, which generally have higher margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 39.6% to $7.3 million during the first half of fiscal 1997 from $5.3 million in the comparable period in 1996. The increase resulted primarily from television advertising, marketing and promotional expenses related to the introduction of several new products. The Company has produced commercials and purchased significant airtime for four products for fiscal 1997 as compared to two products for the prior year.

    INTEREST EXPENSE. As a result of debt repayment using the proceeds of the Company's initial public offering, interest expense decreased $320,000 to $870,000 during the first six months of fiscal 1997 from $1,190,000 in the comparable period of the prior year.

    OTHER INCOME. Other income increased $131,000, to $166,000 during the first six months of fiscal 1997 from $35,000 in the comparable period in 1996. This increase was due primarily to interest income on certain insurance proceeds.

    EXTRAORDINARY ITEM. As a result of debt repayment using proceeds of the Company's initial public offering, $480,000 of debt issuance cost (net of tax) was written off.

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has funded its operations and capital requirements from cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, and funding accounts receivable and capital expenditures for product development. The Company's working capital at July 31, 1997 was $10.7 million and unrestricted cash was $2.0 million.

    The Company's operating activities used net cash of $6.4 million during the first half of fiscal 1997, consisting primarily of financing accounts receivable and the seasonal build-up of inventories and prepaid advertising expenses. Net cash provided by investing activities during the first half of fiscal 1997 was $149,000, and was the net result of the repayment of an insurance receivable from a shareholder offset by capital expenditures. Net cash provided by financing activities was $6.7 million during the first half of fiscal 1997 and represented net borrowings under revolving lines of credit, payments on long-term debt, and net proceeds from a public offering.

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

    The Company believes that available borrowings under the Revolver and the Hong Kong Credit Facility and cash from operations will be sufficient to meet the Company's operating cash requirements, fund the Company's anticipated capital expenditures and fund scheduled debt service for the foreseeable future. The Company has budgeted approximately $850,000 for capital expenditures, consisting of purchases of tools, molds, office equipment and furnishings, for fiscal 1997. At September 5, 1997, the Company had an additional borrowing capacity of an aggregate of $10.2 million under the Revolver and the Hong Kong Credit Facility.

    The Company is obligated to make future minimum royalty payments under certain of its license agreements. As of July 31, 1997, the Company was required to pay $15,000 of guaranteed royalties under these licenses in fiscal 1997 and $297,000 thereafter.

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

SEASONALITY

    The toy industry is very seasonal with the Christmas holiday season representing over two-thirds of total annual retail toy sales. The Company has experienced this seasonal pattern in its net sales. To accommodate this peak selling season, holiday toy lines are introduced early in the first calendar quarter. Retailers generally commit to their holiday season purchases during the first two calendar quarters and those orders are generally shipped from Asia to the retailers' distribution centers on a scheduled basis from May through September. As a result of the seasonality of the Company's business, the Company expects to incur a loss in the first quarter of each fiscal year for the foreseeable future and may incur a loss in the fourth quarter of such fiscal year depending upon the timing of product shipments.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations. The Company maintains product liability and general liability insurance in amounts it believes to be reasonable. There have been no material developments in the legal proceedings noted in Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-23961) filed with the Securities and Exchange Commission on May 28, 1997 and in the Quarterly Report on Form 10-Q for the period ended April 30, 1997 filed with the Securities and Exchange Commission on June 23, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits

    The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b)Reports Submitted on Form 8-K:  None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DSI Toys, Inc.



Dated:  September 12, 1997          /s/ M. D. DAVIS
                                    M. D. Davis
                                    Chairman and Chief Executive Officer



Dated:  September 12, 1997  By:     /s/ J. RUSSELL DENSON
                                    J. Russell Denson
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER      EXHIBIT

10.1 Renewal and Modification of Line of Credit Facility with State Street Bank and Trust Company, Hong Kong Branch, dated June 6, 1997, evidencing an $8,000,000 line of credit.

10.2 Debenture by DSI (HK) Limited to State Street Bank and Trust Company, Hong Kong Branch, dated July 29, 1997.

11        Computation of Earnings Per Share.

27        Financial Data Schedule.