Form 10-Q
period 1997-10-31
DSI TOYS INC
filed 1997-12-11
CIK 1034257

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 11, 1997, 6,000,000 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

                                TABLE OF CONTENTS


                                                                            PAGE

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of October 31, 1997 and
         January 31, 1997....................................................  1

        Consolidated Statement of Operations for the Three Months Ended
         October 31, 1997 and 1996 and the Nine Months Ended October 31,
         1997 and 1996.......................................................  2

        Consolidated Statement of Cash Flows for the Nine Months Ended
         October 31, 1997 and 1996...........................................  3

        Notes to Consolidated Financial Statements...........................  4

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS................................................  6

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.................................................... 10

Item 6. EXHIBITS AND REPORTS ON FORM 8-K..................................... 10

Signatures................................................................... 11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                        October 31,     January 31,
                                                                            1997            1997
                                                                        ------------    ------------
                                                                         (Unaudited)
                                     ASSETS
Current assets:
        Cash ........................................................   $    988,879    $  1,501,992
        Restricted cash .............................................        150,000         150,000
        Accounts receivable, net of allowance for doubtful
               accounts of $173,313 and $104,781 ....................     12,351,700       4,219,942
        Due from shareholder ........................................           --           151,667
        Shareholder insurance proceeds receivable ...................           --           511,765
        Inventories .................................................     13,284,015       4,615,087
        Prepaid expenses ............................................        894,286       1,462,189
        Deferred income taxes .......................................        370,000         362,000
                                                                        ------------    ------------
               Total current assets .................................     28,038,880      12,974,642

Property and equipment, net .........................................      1,267,453       1,190,498
Shareholder insurance proceeds receivable ...........................      1,212,048         920,987
Deferred income taxes ...............................................        404,027            --
Deferred debt issuance costs ........................................           --           679,906
Other assets ........................................................        169,655         537,868
                                                                        ------------    ------------
               Total assets .........................................   $ 31,092,063    $ 16,303,901
                                                                        ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued liabilities ....................   $ 18,541,753    $  7,247,254
        Current portion of long-term debt ...........................      2,893,230       2,755,789
        Income taxes payable ........................................           --           193,211
        Deferred income taxes .......................................        100,225         158,000
                                                                        ------------    ------------
               Total current liabilities ............................     21,535,208      10,354,254
Long-term debt ......................................................      4,500,000       8,203,108
Notes payable -- shareholder ........................................           --         6,000,000
Deferred income taxes ...............................................           --         1,169,000
                                                                        ------------    ------------
               Total liabilities ....................................     26,035,208      25,726,362

Shareholders' equity (deficit):
        Preferred stock, $.01 par value, 5,000,000 shares
               authorized,none issued or outstanding ................           --              --
        Common stock, $.01 par value, 20,000,000 shares authorized,
                8,719,000 shares issued, 6,000,000 shares outstanding         87,190          62,190
        Additional paid-in capital ..................................     21,171,277       3,443,093
        Common stock warrants .......................................        102,500         100,000
        Retained earnings ...........................................      6,311,089       9,623,350
        Cumulative translation adjustment ...........................         45,391           9,498
                                                                        ------------    ------------
                                                                          27,717,447      13,238,131
        Less:  treasury stock, 2,719,000 shares, at cost ............    (22,660,592)    (22,660,592)
                                                                        ------------    ------------
               Total shareholders' equity (deficit) .................      5,056,855      (9,422,461)
                                                                        ------------    ------------
               Total liabilities and shareholders' equity ...........   $ 31,092,063    $ 16,303,901
                                                                        ============    ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              Three Months Ended October 31,         Nine Months Ended October 31,
                                                              -------------------------------       -------------------------------
                                                                   1997               1996               1997               1996
                                                              ------------       ------------       ------------       ------------
Net sales ..............................................      $ 30,018,242       $ 29,348,377       $ 61,828,627       $ 53,301,357
Costs of goods sold ....................................        22,643,185         18,369,112         44,531,494         35,420,059
                                                              ------------       ------------       ------------       ------------
Gross profit ...........................................         7,375,057         10,979,265         17,297,133         17,881,298
Selling, general and administrative expenses ...........        13,434,338          7,252,080         20,779,001         12,512,459
                                                              ------------       ------------       ------------       ------------
Operating income (loss) ................................        (6,059,281)         3,727,185         (3,481,868)         5,368,839
Interest expense .......................................           286,124            802,565          1,158,138          1,990,172
Other income ...........................................           (49,771)          (311,742)          (215,778)          (347,127)
                                                              ------------       ------------       ------------       ------------
Income (loss) before income taxes ......................        (6,295,634)         3,236,362         (4,424,228)         3,725,794
Provision for (benefit from) income taxes ..............        (2,266,428)         1,174,674         (1,592,721)         1,341,081
                                                              ------------       ------------       ------------       ------------
Income (loss) before extraordinary item ................        (4,029,206)         2,061,688         (2,831,507)         2,384,713
Extraordinary item (net of tax) ........................              --                 --             (480,754)              --
                                                              ------------       ------------       ------------       ------------
Net income (loss) ......................................      $ (4,029,206)      $  2,061,688       $ (3,312,261)      $  2,384,713
                                                              ============       ============       ============       ============
Earnings (loss) per share before
        extraordinary item .............................      $      (0.67)      $       0.55       $      (0.56)      $       0.65
                                                              ============       ============       ============       ============
Earnings (loss) per share ..............................      $      (0.67)      $       0.55       $      (0.66)      $       0.65
                                                              ============       ============       ============       ============
Weighted average shares outstanding ....................         6,000,000          3,758,169          5,033,814          3,657,294
                                                              ============       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                     Nine months ended October 31,
                                                                                                  ---------------------------------
                                                                                                      1997                 1996
                                                                                                  ------------          -----------
Cash flows from operating activities:
        Net income (loss) ...............................................................         $ (3,312,261)         $ 2,384,713
        Adjustments to reconcile net income (loss) to net cash used in operating activities:
               Extraordinary item .......................................................              480,754                 --
               Depreciation .............................................................              585,854              489,731
               Amortization of debt discount and issuance costs .........................              199,152              120,246
               Provision for doubtful accounts ..........................................               74,487              402,788
               Gain (loss) on sale of equipment .........................................               (3,355)              12,513
               Deferred income taxes ....................................................           (1,638,802)                --
               Changes in assets and liabilities:
                      Accounts receivable ...............................................           (8,206,246)          (9,667,124)
                      Due from shareholder ..............................................              151,667              669,649
                      Inventories .......................................................           (8,668,928)          (4,499,339)
                      Prepaid expenses ..................................................              567,903             (275,485)
                      Accounts payable and accrued liabilities ..........................           11,294,499            7,129,906
                      Income taxes payable ..............................................             (193,211)           1,333,435
                                                                                                  ------------          -----------
                             Net cash used in operating activities ......................           (8,668,487)          (1,898,967)
Cash flows from investing activities:
        Capital expenditures ............................................................             (665,595)            (254,561)
        Proceeds from sale of equipment .................................................                6,140                 --
        Decrease (increase) in insurance receivable from shareholder ....................              220,704             (223,541)
        Decrease (increase) in other assets .............................................              368,213             (122,871)
                                                                                                  ------------          -----------
                             Net cash used in investing activities ......................              (70,538)            (600,973)
Cash flows from financing activities:
        Net borrowings under revolving lines of credit ..................................            3,861,560            1,768,412
        Payments on long-term debt ......................................................          (13,427,225)            (732,792)
        Net proceeds from issuance of common stock ......................................           17,753,184                 --
        Proceeds from sale of warrants to underwriters ..................................                2,500                 --
                                                                                                  ------------          -----------
                             Net cash provided by financing activities ..................            8,190,019            1,035,620
Effect of exchange rate changes on cash .................................................               35,893               23,285
                                                                                                  ------------          -----------
Net decrease in cash ....................................................................             (513,113)          (1,441,035)
Cash, beginning of period ...............................................................            1,501,992            2,660,456
                                                                                                  ------------          -----------
Cash, end of period .....................................................................         $    988,879          $ 1,219,421
                                                                                                  ============          ===========

Supplemental disclosures of cash flow information:
        Interest paid during the period .................................................         $  1,085,097          $ 1,683,558
        Income taxes paid during the period .............................................         $    279,443          $   872,708

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements of DSI Toys, Inc., together with its wholly owned subsidiary, ("the Company") as of October 31, 1997 and for the three months and nine months ended October 31, 1997 and 1996 include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. These interim results are not necessarily indicative of results for a full year. The balance sheet at January 31, 1997 has been derived from the audited consolidated financial statements at that date.

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

2. NOTES PAYABLE

Indebtedness consists of the following:


                                                     October 31,     January 31,
                                                       1997             1997
                                                     -----------     -----------
Bank revolver ..................................     $ 4,500,000     $ 3,055,000
Subordinated bank note .........................            --         1,418,918
Bank note ......................................            --         5,000,000
Subordinated note payable to shareholder .......            --         6,000,000
Subordinated note payable to shareholder .......            --         1,000,000
Hong Kong credit facility ......................       2,893,230         484,979
                                                     -----------     -----------
                                                       7,393,230      16,958,897
Less - current portion .........................       2,893,230       2,755,789
                                                     -----------     -----------
                                                     $ 4,500,000     $14,203,108
                                                     ===========     ===========

      In June 1997, the Company renegotiated the Hong Kong credit facility, which is available primarily for negotiating and collecting export sales, opening back-to-back letters of credit secured by letters of credit from its customers and purchasing component parts inventory. The credit limit was increased to $8 million, and the facility is secured by a cash deposit of $150,000 and the accounts receivable and inventory of DSI (HK) Ltd., the wholly owned subsidiary of DSI Toys, Inc. Outstanding borrowings under the loan bear interest at the banks prime rate of interest.

      In October 1997, the Company amended the bank revolver. The credit limit was increased to $10 million, and the maturity date was extended to October 22, 2000. Interest on borrowings outstanding under this revolver is payable monthly at an annual rate equal to, at the Company's option, (a) the LIBOR rate plus 2% for minimum $1 million and 30 day commitment or (b) banks prime rate of interest.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share. This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share". The new standard, which is effective for periods ending after December 15, 1997, replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. For the three month and nine month periods ended October 31, 1997 and 1996, SFAS 128 would have had no material impact on the reported EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company designs, develops, markets and distributes a variety of toys and children's consumer electronics. The Company's core product categories are
(i) juvenile audio products, including walkie-talkies, pre- school audio products, pre-teen audio products and musical toys; (ii) girl's toys, including dolls, play sets and accessories; and (iii) boy's toys, including radio control vehicles, action figures and western and military action toys. Historically, the majority of the Company's sales have been made to customers based in the United States. All of the Company's international sales are denominated in United States dollars. Therefore, the Company is not subject to exchange rate risk with respect to international sales.

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                Percent of Net Sales
                                       ---------------------------------------
                                      Three Months Ended      Nine Months Ended
                                       -----------------     -----------------
                                          October 31,            October 31,
                                       -----------------     -----------------
                                         1997       1996       1997       1996
                                       ------     ------     ------     ------
Net sales ..........................    100.0%     100.0%     100.0%     100.0%
Costs of goods sold ................     75.4       62.6       72.0       66.5
                                       ------     ------     ------     ------
Gross profit .......................     24.6       37.4       28.0       33.5
Selling, general and
  administrative expenses ..........     44.8       24.7       33.6       23.5
                                       ------     ------     ------     ------
Operating income (loss) ............    (20.2)      12.7       (5.6)      10.0
Interest expense ...................      1.0        2.7        1.9        3.7
Other income .......................     (0.2)      (1.1)      (0.3)      (0.7)
                                       ------     ------     ------     ------
Income (loss) before income taxes ..    (21.0)      11.1       (7.2)       7.0
Provision for (benefit from)
  income taxes .....................     (7.6)       4.0       (2.6)       2.5
                                       ------     ------     ------     ------
Income (loss) before extraordinary
  item .............................    (13.4)       7.1       (4.6)       4.5
Extraordinary item (net of tax) ....      0.0        0.0       (0.8)       0.0
                                       ------     ------     ------     ------
Net income (loss) ..................    (13.4)%      7.1%      (5.4)%      4.5%
                                       ======     ======     ======     ======

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1996

      NET SALES. Net sales for the three months ended October 31, 1997 increased $670,000, or 2.3%, to $30.0 million, from $29.3 million in the comparable period in 1996.

      Net sales of juvenile audio products increased $3.8 million, or 29.0%, to $16.7 million during the third quarter ended October 31, 1997, from $12.9 million in the comparable period in 1996. This increase was due primarily to increased sales of walkie-talkies. Net sales of girls' toys decreased $6.3 million, or 43.4%, to $8.2 million during the third quarter ended October 31, 1997, from $14.4 million in the comparable period in 1996. The decrease was due primarily to decreased sales of dolls related to the softness of large doll sales industry-wide. Net sales of boys' toys increased $1.0 million, or 89.2%, to $2.2 million in the third quarter ended October 31, 1997, from $1.2 million in the comparable period in 1996. The growth in net sales of boys' toys was primarily attributable to the newly introduced Kawasaki(R) Ninja(R) Supergyro(TM) Motorcycle. Net sales of products in other categories increased $2.1 million, or 251.4%, to $3.0 million, during the third quarter ended October 31, 1997, from $852,000 in the comparable period in 1996. This increase was due primarily to the introduction of the Hoppin' Poppin' Spaceballs(TM) game.

      International net sales for the three months ended October 31, 1997 increased $2.1 million, or 44.4%, to $6.8 million, from $4.7 million in the comparable period in 1996. The growth was due primarily to the increase in net sales to Canada, the United Kingdom, Spain, Greece and Australia.

      GROSS PROFIT. Gross profit decreased 32.8% to $7.4 million for the third quarter ended October 31, 1997, from $11.0 million in the comparable period in 1996. Gross profit as a percentage of net sales decreased to 24.6% in the third quarter ended October 31, 1997 from 37.4% in the third quarter of fiscal 1996. Such decrease was related primarily to the decrease in sales of TV-promoted dolls, which generally have higher margins.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 85.3% to $13.4 million in the third quarter ended October 31, 1997 from $7.3 million in the third quarter of fiscal 1996. The increase resulted primarily from television advertising related to the introduction of several new products. The Company has produced commercials and purchased significant airtime for four products for fiscal 1997 as compared to two products for the prior year. In addition, in the third quarter, the Company accelerated the recognition of advertising costs related to large doll products for which the projected contribution from future sales will not cover the remaining committed advertising costs.

      INTEREST EXPENSE. As a result of debt repayment using the proceeds of the Company's initial public offering, interest expense decreased $516,000 to $286,000 in the third quarter ended October 31, 1997 from $803,000 in the comparable period in 1996.

      OTHER INCOME. Other income decreased $262,000, to $50,000 in the third quarter ended October 31, 1997 from $312,000 in the comparable period in 1996. This decrease was due primarily to decreased interest income on certain insurance proceeds in the third quarter of 1997.

NINE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 1996

      NET SALES. Net sales in the nine months ended October 31, 1997 increased $8.5 million, or 16.0%, to $61.8 million, from $53.3 million in the comparable period in fiscal 1996.

      Net sales of juvenile audio products increased $6.6 million, or 25.2%, to $32.8 million during the nine months ended October 31, 1997, from $26.2 million in the comparable period in 1996. This increase was due primarily to increased sales of walkie-talkies. Net sales of girls' toys decreased by $4.0 million, or 18.4%, to $17.8 million during the nine months ended October 31, 1997, from $21.8 million in the comparable period in 1996. The decrease was due primarily to decreased sales of dolls related to the softness of large doll sales industry-wide. Net sales of boys' toys increased $3.3 million, or 98.9%, to $6.6 million in the nine months ended October 31, 1997 from $3.3 million in the comparable period in 1996. The growth in net sales of boys' toys was primarily attributable to the newly introduced Kawasaki(R) Ninja(R) Supergyro(TM) Motorcycle. Net sales of products in other categories increased $2.7 million, or 133.5%, to $4.7 million during the nine months ended October 31, 1997, from $2.0 million in the comparable period in 1996. This increase was due primarily to the introduction of the Hoppin' Poppin' Spaceballs(TM) game.

      International net sales for the nine months ended October 31, 1997 increased $2.4 million, or 21.9%, to $13.2 million, from $10.8 million in the comparable period in fiscal 1996. The growth was due primarily to increased net sales to the United Kingdom, Canada, Spain, France and Australia and partially offset by decreased net sales to Germany and Japan.

      GROSS PROFIT. Gross profit decreased approximately 3.3% to $17.3 million during the nine months ended October 31, 1997, from $17.9 million in the comparable period in 1996. Gross profit as a percentage of net sales decreased to 28.0% during the nine months ended October 31, 1997 from 33.5% in the comparable period in 1996. Such decrease was related primarily to the decrease in sales of TV-promoted dolls, which generally have higher margins.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 66.1% to $20.8 million during the nine months ended October 31, 1997 from $12.5 million in the comparable period in 1996. The increase resulted primarily from television advertising expenses related to the introduction of several new products. The Company has produced commercials and purchased significant airtime for four products for fiscal 1997 as compared to two products for the prior year. In addition, in the third quarter, the Company accelerated the recognition of advertising costs related to large doll products for which the projected contribution from future sales will not cover the remaining committed advertising costs.

      INTEREST EXPENSE. As a result of debt repayment using the proceeds of the Company's initial public offering, interest expense decreased $832,000 to $1.2 million during the nine months ended October 31, 1997 from $2.0 million in the comparable period of the prior year.

      OTHER INCOME. Other income decreased $131,000, to $216,000 during the nine months ended October 31, 1997 from $347,000 in the comparable period in 1996. This decrease was due primarily to decreased interest income on certain insurance proceeds.

      EXTRAORDINARY ITEM. As a result of debt repayment using proceeds of the Company's initial public offering, $481,000 of debt issuance cost (net of tax) was written off.

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development. The Company's working capital at October 31, 1997 was $6.5 million and unrestricted cash was $1.0 million.

      The Company's operating activities used net cash of $8.7 million during the nine months ended October 31, 1997, consisting primarily of the net loss and a net increase in inventories, accounts receivable and prepaid income taxes, partially offset by increases in accounts payable and accrued liabilities. Net cash used in investing activities during the nine months ended October 31, 1997 was $71,000, and was the net result of the repayment of an insurance receivable from a shareholder offset by capital expenditures. Net cash provided by financing activities was $8.2 million during the nine months ended October 31, 1997 and represented net borrowings under revolving lines of credit, payments on long-term debt, and net proceeds from a public offering.

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

      The Company believes that available borrowings under the Revolver and the Hong Kong Credit Facility and cash from operations will be sufficient to meet the Company's operating cash requirements, fund the Company's anticipated capital expenditures and fund scheduled debt service for the foreseeable future. At October 31, 1997 the Company was not in compliance with certain of the covenants contained in the Revolver; however, the Company has obtained a waiver of these covenants for the quarter ended October 31, 1997 from Bank One. It is anticipated that the Company will not come into compliance with these covenants prior to January 31, 1998. Based on discussions with Bank One, the Company believes that it will be successful in either obtaining additional waivers or in amending the Revolver. In the alternative, the Company believes that it could obtain a suitable replacement credit facility.

      The Company has budgeted approximately $850,000 for capital expenditures, consisting of purchases of tools, molds, office equipment and furnishings, for fiscal 1997. At December 5, 1997, the Company had an additional borrowing capacity of an aggregate of $3.2 million under the Revolver and the Hong Kong Credit Facility.

      The Company is obligated to make future minimum royalty payments under certain of its license agreements. As of October 31, 1997, the Company was required to pay $15,000 of guaranteed royalties under these licenses in fiscal 1997 and $315,000 thereafter.

      As a part of the Company's strategy, the Company will evaluate potential acquisitions of other toy businesses or product lines which the Company believes would complement its existing business. The Company has no present understanding or agreement with respect to any acquisition.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, liquidity and capital resources, and debt service requirements, are forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, changing consumer preferences, lack of success of new products, loss of one of the Company's largest customers, dependence on independent designers, licenses and other proprietary rights, reliance on manufacturers based in Hong Kong and China, reliance on key personnel, competition and government regulation. All subsequent oral and written forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations. The Company maintains product liability and general liability insurance in amounts it believes to be reasonable. There have been no material developments in the legal proceedings noted in Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-23961) filed with the Securities and Exchange Commission on May 28, 1997 and in the Quarterly Reports on Form 10-Q for the periods ended April 30, 1997 and July 31, 1997 filed with the Securities and Exchange Commission on June 23 and September 12, 1997, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

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

                                 DSI Toys, Inc.


Dated:  December 11, 1997        /s/ M. D. DAVIS
                                     M. D. Davis
                                     Chairman and Chief Executive Officer

Dated:  December 11, 1997     By:/s/ J. RUSSELL DENSON
                                     J. Russell Denson
                                     Executive Vice President and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        EXHIBIT

10.1  Amended and Restated Bank One Letter Loan Agreement dated October 22,
      1997.

11    Computation of Earnings Per Share.

27    Financial Data Schedule.