Form 10-K
period 1998-01-31
DSI TOYS INC
filed 1998-05-01
CIK 1034257

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED:                         COMMISSION FILE NUMBER:
     JANUARY 31, 1998                                     0-22545


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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 par value                        Nasdaq


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April, 27, 1998 was $7,632,763. As of April 27, 1998, there were 6,000,000 shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders to be held on June 23, 1998 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page
Safe Harbor Statement..........................................................1

Part I

Item 1.    Business............................................................1
Item 2.    Properties.........................................................10
Item 3.    Legal Proceedings..................................................11
Item 4.    Submission of Matters to a Vote of Security Holders................11

Part II

Item 5.    Market for Registrant's Common Equity and Related Shareholder
                Matters.......................................................12
Item 6.    Selected Consolidated Financial Data...............................13
Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................14
Item 8.    Financial Statements and Supplementary Data........................18
Item 9.    Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................18

Part III

Item 10.   Directors and Executive Officers of the Registrant.................19
Item 11.   Executive Compensation.............................................19
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....19
Item 13.   Certain Relationships and Related Transactions.....................19

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...19
Signatures      ..............................................................20
Index to Consolidated Financial Statements and Schedule......................F-1
Index to Exhibits............................................................E-1

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: STATEMENTS IN THIS REPORT THAT ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT PLANS AND EXPECTATIONS REGARDING PRODUCTS AND OPPORTUNITIES, DEMAND AND ACCEPTANCE OF NEW AND EXISTING PRODUCTS, CAPITAL RESOURCES AND FUTURE FINANCIAL CONDITION AND RESULTS ARE FORWARD-LOOKING. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED. THESE UNCERTAINTIES AND RISKS INCLUDE CHANGING CONSUMER PREFERENCES, LACK OF SUCCESS OF NEW PRODUCTS, LOSS OF THE COMPANY'S CUSTOMERS, LIQUIDITY OF THE COMPANY, COMPETITION, AND OTHER FACTORS DISCUSSED IN THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

         EXCEPT AS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" REFER TO DSI TOYS, INC. AND ITS WHOLLY OWNED SUBSIDIARY, DSI (HK) LTD. ("DSI(HK)"). THE TERMS "FISCAL YEAR" AND "FISCAL" REFER TO THE COMPANY'S FISCAL YEAR WHICH IS THE YEAR ENDING JANUARY 31 OF THE FOLLOWING CALENDAR YEAR MENTIONED (E.G., A REFERENCE TO FISCAL 1997 IS A REFERENCE TO THE FISCAL YEAR ENDED JANUARY 31, 1998).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company designs, develops, markets and distributes toys and children's consumer electronics. The Company's core product categories are (i) juvenile audio products, including walkie-talkies, pre-school audio products, pre-teen audio products and musical toys; (ii) girls' toys, including dolls, play sets and accessories; and (iii) boys' toys, including radio-controlled vehicles, action figures and western and military action toys. Founded in 1970, the Company historically was principally a supplier of non-proprietary toys to deep discount stores and regional drug store chains. With the addition of new senior management personnel in 1990, the Company began to market its product line to major toy retailers by emphasizing packaging and developing in-house brands. Further, in fiscal 1993, the Company began to emphasize the development and marketing of proprietary products, consisting of toys developed by the Company incorporating concepts licensed from outside inventors, products designed in-house, products for which the Company owns the mold and products incorporating trademarks licensed to the Company.

         Traditionally a supplier of juvenile audio products and boys' toys, the Company has diversified its product offerings over the last three fiscal years, primarily through its expansion into the girls' toys category with the introduction of the Rosie(R) doll in fiscal 1995, into radio-controlled vehicles with the introduction of the Kawasaki(R) Ninja(R) Supergyro(TM) motorcycle in fiscal 1997, and into action games with the introduction of Hoppin' Poppin' Spaceballs(TM) in fiscal 1997.

         The Company offers several licensed products under the Kawasaki(R) brand name, including radio-controlled vehicles and musical instruments. The Company also has developed and currently is marketing products incorporating several in-house brand names, including Digi-Tech(TM) (walkie-talkies), LA Rock(R) (musical toys and audio products), American Frontier(TM) (western role play toys), and My Music Maker(R) (musical toys and pre-school audio products). The Company believes that it is the leading supplier of walkie-talkies to the top five United States toy retailers.

         The Company sells primarily to retailers, including mass merchandising discounters such as Wal-Mart, Kmart and Target, specialty toy stores such as Toys "R" Us, Kay-Bee Toy & Hobby and F.A.O. Schwarz, and deep discount stores such as Family Dollar Stores, Inc., Consolidated Stores Corporation and Value City Department Stores, Inc. Although the

Company's sales have been made primarily to customers based in the United States, international net sales accounted for approximately 19.4% of the Company's net sales during fiscal 1997.

         Approximately 61.2% of the Company's net sales (by dollar volume) were made FOB Asia during fiscal 1997. Products sold FOB Asia are shipped directly to customers from the factory and are not carried by the Company in inventory. The Company also maintains an inventory of certain products in its Houston, Texas facilities, principally to support sales by the Company's customers. In addition, the Company's Houston facilities maintain inventory to support the Company's television-promoted proprietary products.

PRODUCTS

         The following table depicts the Company's net sales, as a percentage of total net sales, by product category for the fiscal years indicated.

Product Category                                      1997      1996      1995
                                                     ------    ------    ------
Juvenile audio products ..........................     50.2%     49.5%     46.3%
Girls' toys ......................................     31.0      40.8      33.5
Boys' toys .......................................      9.8       6.0      13.5
Other ............................................      9.0       3.7       6.7
                                                     ------    ------    ------
         Total ...................................    100.0%    100.0%    100.0%
                                                     ======    ======    ======

         Between 30% and 40% of the Company's products (by dollar volume of net sales) are replaced each year through the introduction of new products. As a result of this turnover, product development is a critical and ongoing concern. The Company develops both proprietary and non-proprietary products. The Company's proprietary product lines currently consist of products (i) that are licensed from outside inventors and designers, (ii) that incorporate trademarks licensed by the Company, (iii) that are designed in-house or (iv) for which the Company owns the mold to manufacture the toy. For each product in the fourth proprietary category, the Company or the inventor owns the intellectual property of the design, and the Company owns the required tooling, dies and molds necessary to manufacture the product. Proprietary toys accounted for approximately 58%, 59% and 51% of the Company's net sales for fiscal 1997, 1996 and 1995, respectively. The Company's proprietary products generally yield higher gross margins to the Company than non-proprietary toys.

         Non-proprietary products are defined by the Company as toys designed and manufactured by independent toy manufacturers and marketed by the Company, usually on an exclusive basis in the Company's primary markets. The Company selects its non-proprietary product introductions on the basis of the Company's evaluation of several factors, including the quality and pricing of the product, as well as whether the product presents an opportunity for the Company to utilize packaging and marketing to differentiate the product from other toys. The Company often markets these toys under in-house brands, such as Digi-Tech(TM) and LA Rock(R). Non-proprietary products accounted for approximately 42%, 41%, and 49% of the Company's net sales for fiscal 1997, 1996, and 1995, respectively.

LICENSE AGREEMENTS

         The Company enters into license agreements with toy inventors and designers that give the Company the right to manufacture and market a product or technology invented or designed by the inventor. In return, the Company agrees to pay to the inventor a percentage of net sales of the Company's product that is based on the inventor's product or technology. Typically, this annual royalty ranges from 4% to 7% of net sales. Sales of products that are based on products or technology acquired by the Company from the inventor thereof, such as the Rosie(R) doll, accounted for approximately 46%, 41%, and 31% of the Company's net sales during fiscal 1997, 1996, and 1995, respectively. The acquisition of licenses typically requires the payment of non-refundable advances and/or guaranteed minimum royalties.

         The Company has a license agreement with Kawasaki Motors Corp., USA authorizing the Company to use the Kawasaki(R) brand name in connection with several different products, including the Kawasaki(R) Ninja(R) Supergyro(TM) Motorcycle.

         As of January 31, 1998, minimum future guaranteed payments by the Company under licenses aggregated approximately $15,000.

         The Company does not rely significantly upon licenses of characters and trademarks from entertainment companies. During fiscal 1997, sales of toys that were the subject of license agreements with entertainment companies accounted for less than 1% of the Company's net sales.

CUSTOMERS

         The Company made sales to over 400 different customers in approximately 40 countries during fiscal 1997. The table below sets forth the Company's net sales by geographic area as a percentage of total net sales for the specified fiscal years.

Geographic Area                                      1997       1996       1995
                                                   ------     ------     ------
     United States ............................      80.6%      81.4%      82.5%
     Europe ...................................      10.8        9.2        8.1
     Canada and Mexico ........................       4.2        3.7        4.2
     Australia and New Zealand ................       2.4        2.4        2.7
     South and Central America ................       1.2        1.7        1.5
     Asia .....................................       0.3        1.4        0.7
     Middle East and Africa ...................       0.5        0.2        0.3
                                                   ------     ------     ------
         Total ................................     100.0%     100.0%     100.0%
                                                   ======     ======     ======

         The Company's principal customers are retailers, including mass merchandising discounters such as Wal-Mart, Kmart and Target, specialty toy stores such as Toys "R" Us, Kay Bee Toy & Hobby and F.A.O. Schwarz, and deep discount stores such as Family Dollar Stores, Inc., Consolidated Stores Corporation and Value City Department Stores, Inc.. The Company's top five customers accounted for approximately 57.4% of the Company's net sales in fiscal 1997. Toys "R" Us (22.2%) and Wal-Mart (16.6%) each accounted for more than 10% of the Company's net sales during the same period. For the prior two fiscal years, the only customers that accounted for more than 10% of the Company's net sales were Wal-Mart (19.5%), Kmart (13.7%) and Toys "R" Us (12.0%) for fiscal 1996, and Wal-Mart (17.2%) and Kmart (12.7%) for fiscal 1995. During fiscal 1997, the Company's sales to Toys "R" Us, Wal-Mart, Kmart, Target and Kay-Bee Toy & Hobby, the five largest toy retailers in the United States, increased as a percentage of the Company's net sales to 57.3% compared to 54.5% during fiscal 1996 and 44.9% during fiscal 1995. The Company does not have long-term contractual arrangements with its customers.

SALES AND MARKETING

         The Company's selling strategy consists of supporting the marketing and sales efforts of its executive management with a combination of in-house sales personnel and a network of independent, commission-based sales representatives. Significant product presentations are made by either executive management, in the case of new product presentations, or in-house sales personnel. The independent sales representatives manage the day-to-day account administration.

         New toys are marketed primarily by members of the Company's executive management at the Company's showrooms in Hong Kong, New York and Dallas during the times when major, international toy shows are taking place in those cities (Hong Kong in January, June and September/October, Dallas in

January, and New York in February). The Company also maintains a showroom at its headquarters in Houston.

         The Company historically has permitted certain customers to return slow-moving items for credit or has provided price protection by making any price reductions effective as to certain products then held by retailers in inventory. The Company expects that it will continue to make such accommodations in the future.

         In international markets, the Company generally sells its products to independent distributors. These distributors retain their own sales representatives and product showrooms at which products such as the Company's are marketed and sold. The Company also makes some sales directly to international retailers, principally as a result of contacts made at the Company's showrooms.

ADVERTISING

         The Company currently allocates a majority of its advertising budget to television promotion. The Company utilized a television campaign for the first time in fiscal 1995 in connection with the introduction of the Rosie(R) doll. The Company increased its television advertising budget in fiscal 1996 and fiscal 1997, using television commercials to promote the Rosie(R) and Pattie(R) dolls in fiscal 1996, and Rosie(R), Baby Pick Me Up(TM), Dreamie Sweets(R), and Hoppin Poppin' Spaceballs(TM) in fiscal 1997. The Company intends to continue to utilize a promotional strategy that includes advertising of certain proprietary products; however, spending on television advertising in fiscal 1998 is expected to be significantly reduced. Although a majority of the Company's advertising budget is allocated to television, the Company continues to expend a portion of its advertising budget to promote its products through retail catalogs, advertisement in trade magazines, and cooperative promotional efforts of retailers.

MANUFACTURING

         The Company annually contracts with over 30 independent manufacturers located principally in the Peoples' Republic of China (the "PRC") within a 200-mile radius of Hong Kong for the manufacturing of its products. The Company may use more than one manufacturer to produce a single product. The only manufacturers that accounted for more than 10% of the Company's purchases of products during fiscal 1997 were GMT Industrial Ltd. (29.1%), which manufactured walkie-talkie and musical toy products for the Company, Loyal Technology Co. Ltd. (15.1%), which manufactured certain walkie-talkies and radios and Jetwin Toys Co., Ltd. (13.6%), which manufactured Rosie(R), Baby Pick Me Up(TM) and Pattie(R) dolls. Manufacturing commitments are made on a purchase order basis. The Company does not have long-term contractual arrangements with its manufacturers.

         Decisions related to the choice of manufacturer for non-proprietary products generally are based on reliability, quality of merchandise, price and the ability of the manufacturer to meet the Company's or its customers' timing requirements for delivery. Proprietary products designed by the Company are placed with a specific manufacturer whose expertise is in that type of toy. The Company currently has its tooling placed in several different manufacturing facilities and generally receives delivery 60 to 90 days after its orders are booked.

         The Company's Hong Kong subsidiary, DSI(HK), monitors manufacturing operations, including quality control, production scheduling and order fulfillment from the manufacturers. DSI(HK) utilizes a quality control and assurance staff of degreed engineers and inspectors.

         The principal materials used in the production of the Company's products are plastics, integrated circuits, batteries, corrugated paper (used in packaging and packing material) and acrylic textiles. The Company believes that an adequate supply of materials used in the manufacture and packaging of its products is readily available from existing and alternative sources at reasonable prices.

DISTRIBUTION

         The Company distributes its products either through FOB Asia sales or through direct sales made from inventory maintained at its Houston facilities. For FOB Asia sales, the customer places its order and shipping instructions, and the toys are then manufactured and shipped directly to the customer or its freight consolidator from the factory. Following the October 1993 acquisition by DSI(HK) of certain assets of its Hong Kong distributor, the Company has used its Hong Kong personnel to conduct the FOB Asia business.

         Basic, continuous stock toys that are offered by retailers on a year-round basis generally are shipped to customers by the Company from its inventory in Houston. In addition, certain faster-selling toys are often shipped directly to major customers for seasonal selling and are stocked by the Company in Houston for peak season back-up and continuous supply. The Company also maintains inventory which is intended for specific customers for peak holiday season support as well as some inventory which is available for smaller retailers and for opportunistic selling strategies. The Company's television-promoted proprietary products generally are shipped to customers from the Company's inventory in Houston.

         Most of the Company's larger customers have instituted electronic data interchange ("EDI") programs to reduce the retailers' inventory carrying requirements and place more inventory risk on the supplier. When selling toys out of its Houston inventory, the Company participates in the EDI programs of most of its customers who have established an EDI program, including Kmart, Wal-Mart, Toys "R" Us, Target and Kay-Bee Toy & Hobby. Although these programs require the Company to bear some inventory risk, the Company believes the programs can be utilized to monitor store inventory levels, schedule production to meet anticipated reorders and maintain sufficient inventory levels to serve its customers.

COMPETITION

         The toy industry is highly competitive. Dun & Bradstreet categorizes over 1,000 companies as toy manufacturers. Competitive factors include product appeal, new product development, price and order fulfillment. The Company competes with many companies that have greater financial resources and advertising budgets than the Company. The largest United States toy companies are Mattel, Inc. and Hasbro, Inc., and the Company considers Alaron, Inc., Galoob Toys Inc., Play-By-Play Toys & Novelties, Inc., Toy Biz, Inc., and Yes! Entertainment Corporation to be among its other competitors. In addition, due to the low barriers to entry into the toy business, the Company competes with many smaller toy companies, some of which market single products.

SEASONAL PATTERNS

         The toy industry is very seasonal with the holiday selling season representing over two-thirds of annual sales at retail. To accommodate this peak selling season, holiday toy lines are introduced early in the first quarter at toy shows in Hong Kong, Dallas and New York. Generally, retailers commit to their holiday season purchases that will be shipped FOB Asia during the first two calendar quarters and those orders are shipped from Asia to the retailers' distribution centers on a scheduled basis from May through September. During the last three fiscal years, an average of 87% of the Company's annual Hong Kong-based sales have occurred between the months of May through October. Sales from Houston historically have tended to occur closer to the holiday season to provide peak holiday season inventory to certain large retailers and to ship to smaller retailers that have not chosen to purchase products FOB Asia. During the last three fiscal years, an average of 59% of the Company's annual Houston-based sales have occurred during the months of August through November.

GOVERNMENT AND INDUSTRY REGULATION

         The Company is subject to the provisions of the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Such Acts empower the United States Consumer Products Safety

Commission (the "CPSC") to protect the public from hazardous goods. The CPSC has the authority to exclude from the market goods that are found to be hazardous and require a manufacturer to repurchase such goods under certain circumstances. The Company sends samples of all of its marketed products to independent laboratories to test for compliance with the CPSC's rules and regulations, as well as with the product standards of the TMA. The Company is not required to comply with the product standards of the TMA, but voluntarily does so. Similar consumer protection laws exist in state and local jurisdictions within the United States as well as certain foreign countries. The Company designs its products to meet the highest safety standards imposed or recommended either by government or industry regulatory authorities. To date, the Company has not been found to be in material violation of any governmental product standard with respect to the Company's products.

TARIFFS AND DUTIES

         In December 1994, the United States approved a trade agreement pursuant to which import duties on toys, games, dolls and other specified items were eliminated effective January 1, 1995 from products manufactured in all Most Favored Nation ("MFN") countries (including the PRC). Increases in quotas, duties, tariffs or other changes or trade restrictions which may be imposed in the future could have a material adverse effect on the Company's financial condition, operating results or ability to import products. In particular, the Company's costs would be increased if the PRC's MFN status is revoked. The loss of MFN status for the PRC would result in substantial duties on the cost of toy products manufactured in the PRC and imported into the United States and would most likely adversely affect Company's financial condition and results of operations.

         In 1996, the United States government proposed retaliatory trade sanctions against the PRC, which would have included increased duties on selected products, but would not have included the Company's products originating in the PRC. The United States and PRC eventually agreed on settlement terms avoiding these sanctions. Any future imposition of trade sanctions by the United States and subsequent retaliatory actions by the PRC government could result in supply disruptions and higher merchandise costs to the Company. The Company could attempt to mitigate the effects of an increase in duties by shifting its manufacturing to other countries, but there can be no assurance that the Company would be successful in this regard or that the Company would not be adversely affected.

INTELLECTUAL PROPERTY

         The Company has been utilizing the mark "DSI" since 1991, believes it has common law trademark rights to the mark, and has filed a trademark application with the United States Patent and Trademark Office. The Company believes it has the rights to use the mark in the manner in which it is currently used.

         The Company has certain United States registered trademarks for various products and product categories currently being marketed including: Air Guitar(R), Escort(R), LA Rock(R), My Music Maker(R), and Rosie(R). The Company believes it has the rights to use these marks for the product lines on which they are currently used.

         The Company believes it has trademark rights with respect to certain additional products and product lines, including American Frontier(TM), BlockMen(TM), Digi-Tech(TM) Hoppin' Poppin' Spaceballs(TM), and Mad World(TM) in the United States. The Company believes it has the rights to use these marks for the product lines on which they are, or will be, used.

HUMAN RESOURCES

         As of January 31, 1998, the Company had a total of 70 employees, of whom 41 are employees of DSI(HK) and are based in Hong Kong and 29 are employees of DSI and are based in Houston. Of the Houston based employees, 4 are engaged in sales and marketing, 4 are involved in design and development, 6 are involved in warehousing and distribution and 15 are involved in finance and administration. Of the Hong Kong based employees, 8 are engaged in sales and merchandising, 12 are engaged in engineering, including product quality assurance and quality control, 12 are involved in finance and administration and 9 are involved in shipping and distribution. None of the Company's employees is subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that its labor relations are satisfactory.

RISK FACTORS

         CHANGING CONSUMER PREFERENCES, RELIANCE ON NEW PRODUCT INTRODUCTION. As a result of changing consumer preferences, many toys are successfully marketed for only one or two years, if at all. There can be no assurance that (i) any of the Company's current successful products or product lines will continue to be popular with consumers for any significant period of time or (ii) new products and product lines introduced by the Company will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time. Furthermore, sales of the Company's existing products are expected to decline over time and may decline at rates faster than expected. The Company's success is dependent upon the Company's ability to enhance existing product lines and develop new products and product lines. The failure of the Company's new products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on the Company's financial condition and results of operations.

         DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. For fiscal 1997, the Company's five largest customers accounted for 57.4% of the Company's net sales. Sales to Toys "R" Us, Wal-Mart and Kmart, the Company's three largest customers, aggregated 48.4% of the Company's net sales during the same period. The Company expects to continue to rely on a relatively small number of customers for a significant percentage of sales for the foreseeable future. Because a large portion of the Company's sales are concentrated in the Company's three largest customers and these customers represent a significant share of the market for toy sales to consumers, the loss of any one of them as a customer, or a significant reduction in sales to any one of them, would have a material adverse effect on the Company's financial condition and results of operations. See "Business--Customers".

         LIQUIDITY. Effective January 31, 1998, the Company amended its $10 million revolving credit facility with Bank One, Texas, N.A. (the "Revolver"). Borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory, and other operating and capital requirements. The Revolver matures March 31, 1999 and contains covenants relating to the financial performance and condition of the Company. The Company anticipates that it will be able to extend the maturity of the Revolver or refinance the indebtedness thereunder prior to its scheduled maturity. There can be no assurance, however, that the Company will be able to extend the maturity of or refinance the indebtedness under the Revolver or that any extension or refinancing will be on terms comparable to those contained in the Revolver. In addition, if the Company's results of operations cause the Company to fail to maintain compliance with the financial covenants contained in the Revolver, the maturity date will be accelerated. Such failure would likely adversely impact the terms on which the Company could extend or refinance the Revolver, or limit the Company's ability to extend or refinance the Revolver at all.

         DEPENDENCE ON INDEPENDENT DESIGNERS, LICENSES AND OTHER PROPRIETARY RIGHTS. For most of its proprietary products, the Company is dependent on concepts, technologies and other intellectual property rights licensed from third parties, such as rights to trademarks. For each of these proprietary products and product lines, the Company typically enters into a license agreement with the owner of the intellectual property to permit the Company to use the intellectual property. These license agreements typically provide for royalty payments by the Company to the licensor based on the net sales of the product incorporating the licensed property. For fiscal 1997, net sales of products developed and sold under the Company's license agreements accounted for 53.5% of the Company's net sales, including 17.7% of the Company's net sales attributable to sales of products incorporating the Kawasaki(R) trademark. The Company's existing license agreements generally have terms ranging from 2 to 30 years.

The Company's license agreement with Kawasaki Motors Corp., USA expires in December 1998. The Company is currently in negotiations for a four-year extension of this license agreement. There can be no assurance that the Company will be able to procure new license agreements, renew existing license agreements (on commercially reasonable terms, or at all), or that existing license agreements will not be terminated. The Company's license agreements may contain restrictions on products manufactured and permitted sales territories, and may give the licensor the right to approve the manufacturer to be utilized by the Company to produce the product. Certain of the Company's license agreements are non-exclusive. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company. See "Business--License Agreements".

         In addition to rights licensed from third parties, the Company also relies on a combination of design patent, copyright, trademark and trade secret protection and non-disclosure agreements with employees to establish and protect the proprietary rights that the Company has in its products. There can be no assurance that the Company's competitors will not independently develop or acquire proprietary technologies that are substantially equivalent or superior to those of the Company. There also can be no assurance that the measures adopted by the Company to protect its proprietary rights will be adequate to do so. The ability of the Company's competitors to develop or acquire technologies or other proprietary rights equivalent or superior to those of the Company or the inability of the Company to enforce its proprietary rights could have a material adverse effect on the Company.

         The Company does not believe that any of its products infringe on the proprietary rights of third parties in any material respect. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

         INVENTORY MANAGEMENT. Most of the Company's largest retail customers utilize an inventory management system to track sales of products and rely on reorders being rapidly filled by the Company and other suppliers rather than maintaining large product inventories. These types of systems put pressure on suppliers like the Company to promptly fill customer orders and also shift some of the inventory risk from the retailer to suppliers. Production of excess products by the Company to meet anticipated retailer demand could result in price markdowns and increased inventory carrying costs for the Company. Similarly, if the Company fails to predict consumer demand for a product, it may not be able to deliver an adequate supply of products on a timely basis and will, as a result, lose sales opportunities. See "Business--Distribution".

         RETURNS AND MARKDOWNS. The Company historically has permitted certain customers to return slow-moving items for credit or has provided price protection by making any price reductions effective as to certain products then held by retailers in inventory. The Company expects that it will continue to be required to make such accommodations in the future. Any significant increase in the amount of returns or markdowns could have a material adverse effect on the Company's financial condition and results of operations. See "Business--Sales and Marketing".

         SEASONALITY AND QUARTERLY FLUCTUATIONS. The Company's sales are seasonal in that a substantial portion of net sales is made to retailers in anticipation of the Christmas holiday season. During fiscal 1997, 73.9% of the Company's net sales were made during the Company's second and third fiscal quarters (May through October) in connection with retail sales for the Christmas holiday season. Adverse business or economic conditions during these periods could adversely affect results of operations for the full year. The Company's financial results for a particular quarter may not be indicative of results for an entire year, and the Company's revenues and/or expenses will vary from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality" and "Business--Seasonal Patterns".

         RELIANCE ON MANUFACTURERS BASED IN HONG KONG AND CHINA, TRADE RELATIONS. To date, most of the Company's products have been manufactured by Hong Kong manufacturers at facilities located in the PRC. According to reports published by the TMA, the PRC is the world's largest producer of toys. The Company does not have any long-term contracts with its manufacturers. In the event of any such disruption or other political or economic change in Hong Kong or the PRC affecting the Company's business, the Company would be required to seek alternate manufacturing sources. The Company currently does not have in place plans or arrangements for securing alternate manufacturing sources in the event that its present relationships with manufacturers prove impracticable to maintain, and there can be no assurance that there would be sufficient alternative facilities to meet the increased demand for production that would likely result from a disruption of manufacturing operations in the PRC. Furthermore, such a shift to alternate facilities would likely result in increased manufacturing costs and could subject the Company's products to increased duties, tariffs or other restrictions. During fiscal 1997, three manufacturers accounted for approximately 57.8% of the Company's purchases of products. The loss of any one of these manufacturers, or a substantial interruption of the Company's manufacturing arrangements with any one of these manufacturers, could cause a delay in production of the Company's products for delivery to its customers and could have a material adverse effect on the Company. While the Company believes that alternate manufacturers exist, there can be no assurance that alternate arrangements could be provided in a timely manner or on terms acceptable to the Company. See "Business--Manufacturing" and "Business--Tariffs and Duties".

         Currently, the PRC has MFN trade status. As such, most toys imported into the United States from the PRC are not subject to import duties. Recently, however, the United States and the PRC have at times been at odds over trade policies. There can be no assurance that in the future trade relations between the United States and the PRC will not deteriorate or that the MFN status of the PRC will not be altered or revoked such that, as a result, the United States would impose duties or other trade sanctions that would affect the cost of toys imported from the PRC. Increases in quotas, duties, tariffs or other changes or trade restrictions which may be imposed in the future would have a material adverse effect on the Company's financial condition, operating results or ability to import products. In particular, the Company's costs would be increased if the PRC's MFN status is revoked. The loss of MFN status for the PRC would result in substantial duties on the cost of toy products manufactured in the PRC and imported into the United States and would most likely adversely affect Company's financial condition and results of operations. The imposition of such duties could have a material adverse effect on the Company. See "Business--Tariffs and Duties".

         GENERAL RISKS OF FOREIGN OPERATIONS. Foreign operations are generally subject to risks such as transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, changes in governmental policies, restrictions on the transfer of funds, currency fluctuations and potentially adverse tax consequences. While the Company to date has not experienced any material adverse effects due to its foreign operations, there can be no assurance that such events will not occur in the future. Any growth of the Company's international operations will subject the Company to greater exposure to risks of foreign operations. The occurrence of such an event, particularly one affecting the Company's relations with its manufacturers in the PRC, would have a material adverse effect on the Company.

         RELIANCE ON KEY PERSONNEL. The Company's future success will be dependent on the continued efforts of Richard R. Neitz, President and Chief Operating Officer, J. Russell Denson, Executive Vice President and Chief Financial Officer, and Yau Wing Kong ("Tommy Yau"), Managing Director of DSI(HK). The Company has entered into employment and non-competition agreements with such individuals. The loss of the services of any such individuals could have a material adverse effect on the

Company. The Company does not maintain key man insurance on the lives of any of these individuals. The Company's success is also dependent on the Company's ability to attract and/or retain key managerial, sales, marketing, product development and other personnel. There can be no assurance that the Company will be successful in attracting and/or retaining such personnel.

         PRODUCT SAFETY AND LIABILITY, REGULATION. Products that have been or may be developed or sold by the Company may expose the Company to potential liability from personal injury or property damage claims by end-users of such products. The Company has never been and is not presently a defendant in any product liability lawsuit; however, there can be no assurance that such a suit will not be brought in the future against the Company. The Company currently maintains product liability insurance coverage in the amount of $2.0 million per occurrence, with a $5.0 million excess product liability policy. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if the Company maintains adequate insurance, any successful claim could materially and adversely affect the reputation and prospects of the Company, as well as divert management time. The CPSC has the authority under certain federal laws and regulations to protect consumers from hazardous goods. The CPSC may exclude from the market goods it determines are hazardous, and may require a manufacturer to repurchase such goods under certain circumstances. Some state, local and foreign governments have similar laws and regulations. In the event that such laws or regulations change or the Company is found in the future to have violated any such law or regulation, the sale of the relevant product could be prohibited and the Company could be required to repurchase such products. See "Business--Government and Industry Regulation".

         COMPETITION. The toy industry is highly competitive. Many of the Company's competitors have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, the toy industry has nominal barriers to entry. Competition is based primarily on the ability to design and develop new toys, procure licenses for popular products, characters and trademarks, and successfully market products. Many of the Company's competitors offer similar products or alternatives to the Company's products. The Company's products compete with other products for retail shelf space. There can be no assurance that shelf space in retail stores will continue to be available to support the Company's existing products or any expansion of the Company's products and product lines. There can be no assurance that the Company will be able to continue to compete effectively in this marketplace. See "Business--Competition".

         CONTROL BY CURRENT MANAGEMENT. As of January 31, 1998, the directors and officers of the Company and their affiliates beneficially owned, or had the right to vote, in the aggregate approximately 34% of the outstanding Common Stock. As a result of such persons' ownership and/or control of Common Stock and their directorship and management positions, they have significant influence over all matters requiring approval by the shareholders of the Company, including the election of directors.

         POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Common Stock has been and may continue to be highly volatile and has been and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In the event that the Company's operating results are below the expectations of public market analysts and investors in one or more future quarters, it is likely that the price of the Company's Common Stock will be materially adversely affected. General market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 2.  PROPERTIES

         The Company's principal executive offices and showroom and principal warehouse are located in Houston, Texas, where the Company occupies approximately 14,000 square feet of office and showroom space and 32,000 square feet of dock-high warehouse space. The Company leases this space pursuant to a lease that terminates on August 31, 2002. The base rental for this lease is currently $17,227 per month ($4.49 per square foot on an annual basis). The lease provides for an annual increase in rent based on projected cost of living and tax escalation adjustments.

         The Company leases a 2,200 square foot showroom in the Toy Center building in New York at 200 Fifth Avenue. This lease commenced on January 1, 1993 and will terminate on April 30, 2003. The base rental for this lease is $6,026 per month ($32.87 per square foot on an annual basis), subject to cost of living and tax escalations. The facility is staffed only during toy shows and specially scheduled customer showings.

         The Company leases 7,178 square feet of office and showroom space in Hong Kong under a lease that commenced on March 23, 1998 and terminates in March 2001. The base rental for the lease term is $26,034 per month based on current currency exchange rates ($43.52 per square foot on an annual basis).

         The Company is leasing 1,080 square feet of showroom space in the World Trade Center Building in Dallas, Texas for a three-year term that began on June 1, 1996. The base rental for this lease is currently $956 per month ($10.62 per square foot on an annual basis).

         The Company leases a small storage facility in Hong Kong and a small office in Bentonville, Arkansas. From time to time, the Company rents short-term warehouse space in Houston to accommodate fluctuating storage needs.

ITEM 3.  LEGAL PROCEEDINGS

         On February 27, 1997, a former independent sales representative for the Company sued the Company and the Estate of Tommy Moss for additional royalties and sales commissions in Probate Court No. 3 of Harris County, Texas. The representative also is seeking to recover exemplary damages, interest, costs and attorneys' fees. Although the Company believes that it has fulfilled its obligations to this representative and intends to defend against the claims, there can be no assurance as to the outcome of this lawsuit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "DSIT". The table sets forth, for the periods indicated, the reported high and low close sale prices of the Company's Common Stock since May 29, 1997, the date of the Company's initial public offering, as reported on the Nasdaq National Market:

                                                              HIGH         LOW
                                                             ------       ------
                    Fiscal Year 1997:
                         2nd Quarter .................       8-1/16       7-1/16
                         3rd Quarter .................       9-7/8        4-7/16
                         4th Quarter .................       4-9/16       1-1/2

STOCKHOLDERS

         According to the records of the Company's transfer agent, as of April 27, 1998, there were 94 holders of record of the Company's Common Stock. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

DIVIDENDS AND DISTRIBUTIONS

         The Company has never declared nor paid cash dividends to date on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the near future. In addition, the Company's credit facility prohibits the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the Company. The selected consolidated financial data were derived from the Company's consolidated financial statements. All dollar amounts are stated in thousands, except for per share data:

                                                                                   Year Ended January 31,
                                                         ---------------------------------------------------------------------------
Statement of Operations Data:                                1998             1997            1996            1995            1994
                                                         ----------       ----------      ----------      ----------      ----------
Net sales .........................................      $   73,624       $   63,219      $   63,146      $   45,219      $   36,734
Income  (loss) before income taxes
  and extraordinary item ..........................          (7,034)           3,371           3,776           1,473             526
Income  (loss)  before  extraordinary item ........          (4,705)           2,151           2,327             969             362
Net income (loss) .................................          (5,186)           2,151           2,327             969             362

Basic earnings (loss) per share
before extraordinary item .........................      $     (.91)      $      .61      $      .66      $      .28      $      .10
Basic earnings (loss) per share ...................      $    (1.00)      $      .61      $      .66      $      .28      $      .10
Diluted earnings (loss) per share
before extraordinary item .........................      $     (.91)      $      .58      $      .66      $      .28      $      .10
Diluted earnings (loss) per share .................      $    (1.00)      $      .58      $      .66      $      .28      $      .10

                                                                                             January 31,
                                                               ---------------------------------------------------------------------
Balance Sheet Data:                                             1998            1997             1996            1995          1994
                                                               -------        --------         --------         ------        ------
Working capital .......................................        $ 6,265        $  2,621         $  3,510         $2,121        $1,569
Total assets ..........................................         21,207          15,316           16,402          9,822         7,137
Long-term debt, including capital leases ..............          7,495          14,203           18,188             17          --
Total liabilities .....................................         18,049          24,738           27,984          4,675         2,958
Shareholders' equity (deficit) ........................          3,159          (9,422)         (11,582)         5,147         4,179

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere herein.

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

         In December 1995, a series of transactions (the "Recapitalization") was consummated whereby the Company repurchased 77.7% of the then outstanding Common Stock from the then sole shareholder of the Company for $22.2 million and issued 2,719,000 shares of Common Stock to a group of new investors for $3.8 million. The Recapitalization resulted in the incurrence of an aggregate of $17.9 million of additional indebtedness. The stock purchased by the Company from its former sole shareholder is held as treasury stock. On June 3, 1997, the Company completed its initial public offering of 2,500,000 shares of its Common Stock, which resulted in net proceeds to the Company of $17.7 million. All of the net proceeds were used to repay debt of the Company.

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations as a percentage of net sales for the fiscal years indicated:

                                                                                                 1997          1996          1995
                                                                                                ------        ------        ------
Net sales ................................................................................       100.0%        100.0%        100.0%
Cost of goods sold .......................................................................        75.1          66.5          68.8
                                                                                                ------        ------        ------
Gross profit .............................................................................        24.9          33.5          31.2
Selling, general and administrative expenses .............................................        32.9          24.6          23.1
Former sole shareholder bonus ............................................................        --            --             1.6
                                                                                                ------        ------        ------
Operating income (loss) ..................................................................        (8.0)          8.9           6.5
Interest expense, net ....................................................................         1.8           4.1           1.1
Other income .............................................................................        (0.3)         (0.5)         (0.6)
                                                                                                ------        ------        ------
Income (loss) before income taxes and extraordinary item .................................        (9.5)          5.3           6.0
Provision for (benefit from) income taxes ................................................        (3.1)          1.9           2.3
                                                                                                ------        ------        ------
Income (loss) before extraordinary item ..................................................        (6.4)          3.4           3.7
Extraordinary item (net of tax) ..........................................................        (0.6)         --            --
                                                                                                ------        ------        ------
Net income (loss) ........................................................................        (7.0)          3.4           3.7
                                                                                                ======        ======        ======

FISCAL YEAR 1997 COMPARED TO 1996

         NET SALES. Net sales during fiscal 1997 increased $10.4 million, or 16.5%, to $73.6 million, from $63.2 million in fiscal 1996.

         Net sales of juvenile audio products increased $5.6 million, or 18.0%, to $37.0 million during fiscal 1997, from $31.3 million during fiscal 1996. This increase was due primarily to increased sales of walkie talkies. Net sales of girls' toys decreased $3.0 million, or 11.6%, to $22.8 million during fiscal 1997, from $25.8 million during fiscal 1996. The decrease was due to decreased sales of dolls primarily related to softness of large doll sales industry-wide. Net sales of boys' toys increased $3.5 million, or 91.6%, to $7.2 million during fiscal 1997 from $3.8 million during fiscal 1996. The growth in net sales of boys' toys was primarily attributable to the newly introduced Kawasaki(R) Ninja(R) Supergyro(TM) Motorcycle. Net sales of products in other categories increased $4.3 million, or 183.5%, to $6.6 million during fiscal 1997, from $2.3 million during fiscal 1996. This increase was due primarily to the introduction of the Hoppin' Poppin' Spaceballs(TM) game.

         International net sales increased $2.5 million, or 21.0%, to $14.3 million during fiscal 1997 from $11.8 million in fiscal 1996. The growth was due primarily to increased net sales to the United Kingdom, Canada, France, Spain, and Australia and partially offset by decreased net sales to Germany and Japan. International net sales were 19.4% of total sales for fiscal 1997 as compared to 18.6% of total sales in fiscal 1996.

         GROSS PROFIT. Gross profit decreased $2.9 million, or 13.5%, to $18.3 million during fiscal 1997 from $21.2 million in fiscal 1996. Gross profit as a percentage of net sales decreased to 24.9% during fiscal 1997 from 33.5% in fiscal 1996. Such decrease was related primarily to the decrease in sales of TV-promoted dolls, which generally have higher margins, and close-out sales of the doll inventory at less than cost.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $8.7 million, or 55.7%, to $24.3 million during fiscal 1997 from $15.6 million in fiscal 1996. The increase resulted primarily from television advertising expenses related to the introduction of several new products. The Company produced commercials and purchased significant airtime for four products for fiscal 1997 as compared to two products for the prior fiscal year.

         INTEREST EXPENSE. As a result of debt repayment using the net proceeds of the Company's initial public offering, interest expense decreased $1.2 million to $1.4 million during fiscal 1997 from $2.6 million in fiscal 1996.

         OTHER INCOME. Other income decreased $113,000, to $232,000 during fiscal 1997 from $345,000 during fiscal 1996. This decrease was due primarily to decreased interest income on certain insurance proceeds.

         EXTRAORDINARY ITEM. As a result of debt repayment using the net proceeds of the Company's initial public offering, $481,000 of debt issuance cost (net of tax) was written off.

         INCOME TAXES. In fiscal 1997, the Company incurred a loss before income taxes and extraordinary item of $7 million which resulted in a benefit from income taxes of $2.3 million compared to a $1.2 million provision for income taxes during fiscal 1996.

         NET INCOME (LOSS). As a result of the foregoing factors, the Company's net loss for fiscal year 1997 was $5.2 million compared to net income of $2.2 million for fiscal 1996.

FISCAL YEAR 1996 COMPARED TO 1995

         NET SALES. Net sales increased $73,000, or 0.1%, to $63.2 million during fiscal 1996, from $63.1 million during fiscal 1995.

         Net sales of juvenile audio products increased $2.1 million, or 7.0%, to $31.3 million during fiscal 1996, from $29.2 million during fiscal 1995. Net sales of girls' toys increased $4.6 million, or 21.7%, to $25.8 million during fiscal 1996, from $21.2 million during fiscal 1995, due to the introduction of a new doll, Pattie(R). These new sales were partially offset by a decline in sales of the Rosie(R) doll. The net sales increases in the juvenile audio and girls' toys categories were mostly offset by a decrease in net sales of boys' toys of $4.7 million, or 55.3%, to $3.8 million during fiscal 1996, from $8.5 million during fiscal 1995. Net sales of boys' toys decreased primarily as a result of a decline in popularity of action figures and toy tool sets. Net sales of products in other categories decreased $1.9 million, or 45.2%, to $2.3 million during fiscal 1996, from $4.2 million during fiscal 1995.

         International net sales increased $739,000, or 6.7%, to $11.8 million for fiscal 1996 from $11.0 million in fiscal 1995. International net sales increased as a percentage of total net sales to 18.6% for fiscal 1996 from 17.5% for fiscal 1995.

         GROSS PROFIT. Gross profit was 33.5% of net sales during fiscal 1996, compared to 31.2% during fiscal 1995. During fiscal 1996, gross profit increased $1.5 million primarily due to (i) increased sales of proprietary products, which generally have higher gross margins, and (ii) lower shipping costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $15.6 million, or 24.6% of net sales, during fiscal 1996, compared to approximately $14.6 million, or 23.1% of net sales, during fiscal 1995. The increase in expenses resulted principally from an increase of approximately $2.9 million in advertising costs related to the introduction of the Pattie(R) doll during fiscal 1996. The increase in advertising costs was partially offset by a decrease in professional and consulting fees. The Company incurred approximately $1.9 million of selling, general and administrative expenses during fiscal 1995 in connection with the Recapitalization.

         INTEREST EXPENSE. Interest expense increased $1.9 million, or 270.9%, to $2.6 million during fiscal 1996 from $701,000 during fiscal 1995. This increase was due primarily to the Recapitalization which occurred in the fourth quarter of fiscal 1995, which resulted in the incurrence of an aggregate of $17.9 million of additional indebtedness. See "General".

         INCOME TAXES. Provision for income taxes decreased $229,000, or 15.8%, to $1.2 million during fiscal 1996 from $1.4 million during fiscal 1995. The Company's effective income tax rate was 36.2% for fiscal 1996, compared to 38.4% for fiscal 1995. The decrease in the effective tax rate related principally to certain nondeductible items and other matters relating to the Recapitalization incurred in fiscal 1995.

         NET INCOME. As result of the foregoing factors, net income decreased $176,000, or 7.6% to $2.1 million during fiscal 1996 from $2.3 million during fiscal 1995, and decreased as a percentage of net sales to 3.4% during fiscal 1996 from 3.7% during fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

         The Company's operating activities used net cash of $9.8 million during fiscal 1997, consisting primarily of the net loss and a net increase in inventories, accounts receivable and income taxes receivable, partially offset by increases in accounts payable and accrued liabilities and prepaid expense. Net cash used in investing activities during the fiscal 1997 was $252,000 and was the net result of decreases in other assets and the repayment of an insurance receivable from a shareholder offset by capital expenditures. Net cash provided by financing activities was $8.9 million during fiscal 1997 and represented net borrowings under revolving lines of credit, payments on long-term debt, and net proceeds from a public offering. The Company's working capital at January 31, 1998 was $6.3 million and unrestricted cash was $384,000.

         The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the first two fiscal quarters. To manage these working capital requirements, the Company maintains a line of credit facility (the "Hong Kong Credit Facility") with State Street Bank and Trust Company, Hong Kong Branch, and the Revolver with Bank One, Texas, N.A.

         As a result of losses incurred in the third and fourth quarters of fiscal 1997, the Company was not in compliance with certain of the covenants contained in the Revolver. However, effective January 31, 1998, the Company renegotiated certain terms, including the applicable covenants, of the Revolver. The renegotiated terms include interest at the bank's prime rate and maturity at March 31, 1999. The maximum loan limit remains at $10 million, subject to the availability of sufficient, eligible inventory and accounts receivable.

         The Company's anticipated fiscal 1998 operating cash requirements include payment of approximately $5 million related to television advertisements run in November and December 1997. Such amount is due to two media companies and is being paid in monthly installments from March through October 1998. The Company has budgeted approximately $600,000 for capital expenditures, consisting primarily of purchases of tools and molds, for fiscal 1998.

         At April 30, 1998, the Company had an additional borrowing capacity of an aggregate of $3.6 million under the Revolver and the Hong Kong Credit Facility. Based on projected fiscal 1998 operating results, the Company believes that cash flows from operations and the available borrowings under the Revolver and the Hong Kong Credit Facility will be sufficient to meet the Company's operating cash requirements and fund the Company's anticipated capital expenditures. However, there can be no assurance that the Company will meet its projected operating results, and accordingly, the Company is considering all of its financing alternatives. In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

         As part of the Company's strategy, the Company will evaluate potential acquisitions of other toy businesses or product lines that the Company believes would complement its existing business. The Company has no present understanding or agreement with respect to any acquisition.

SEASONALITY

         The toy industry is very seasonal with the Christmas holiday season representing over two-thirds of total annual retail toy sales. The Company has experienced this seasonal pattern in its net sales. To accommodate this peak selling season, holiday toy lines are introduced early in the first calendar quarter. Retailers generally commit to their holiday season purchases during the first two calendar quarters and those orders are generally shipped to the retailers' distribution centers on a scheduled basis from May through October. During fiscal 1997, 73.9% of the Company's net sales were made during the Company's second and third fiscal quarters (May through October), generally in connection with retail sales for the Christmas holiday season. As a result of the seasonality of the Company's business, the Company expects that it will incur a loss in the first quarter and fourth quarter of each fiscal year even in years in which the Company is profitable for the entire year.

INFLATION

         The Company does not believe that inflation in the United States or Europe in recent years has had a significant effect on its results of operations.

YEAR 2000

         The Company is currently utilizing internal resources to identify the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information and support systems. The Company expects to complete this process during fiscal 1998. Once it has identified the consequences of the year 2000 on its operations, the Company will take whatever steps it can to minimize the impact. The year 2000 problem is the result of software that uses two digits (rather than four) to define the applicable year. Any software or hardware that utilizes date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. At this time, the Company is unable to assess the potential impact of the problem or to determine whether the costs of addressing potential problems will have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. Even if the Company is able to resolve such processing issues in a timely manner, there is no guarantee that the Company's manufacturers or customers will do so. The failure by the Company's manufacturers to resolve such issues could, among other things, result in production delays, which could cause the Company to fail to meet customer orders. Failure by the Company's customers to resolve such issues could, among other things, delay the processing of orders or affect the financial health of such customers. If the Company, its customers or manufacturers are unable to adequately resolve such processing issues in a timely manner, the Company's operations and financial results may be adversely affected. Because the resources available to address the year 2000 problem are scarce, to the extent the Company identifies problems that require the services of third parties, it will most likely incur additional expenses in its attempts to address such problems.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements and Schedules" included on page F-1 for information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


         Information required by Items 10 through 13 is hereby incorporated by reference to the captions "Principal Shareholders," Election of Directors," Management" and Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A anticipated to be filed within 120 days after the end of the Company's fiscal year ended January 31, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. Reference is made to the Index on page F-1 for a list of all financial statements filed as part of this Report.

(a) 2. and (d)    Financial Statement Schedules. Reference is made to the Index on page F-1 for a list of all financial statement schedules filed as part of this Report.

(a) 3. and (c)    Exhibits. Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as part of this Report.

(b)               Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended January 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           DSI Toys, Inc.
Dated:  April 30, 1998              By:/s/ M. D. DAVIS
                                           M. D. Davis
                                           Chairman and Chief Executive Officer



Dated:  April 30, 1998              By:/s/ J. RUSSELL DENSON
                                           J. Russell Denson
                                           Executive Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        SIGNATURE                 TITLE                              DATE

  /S/RICHARD R. NEITZ      President, Chief                    April 30, 1998
     Richard R. Neitz      Operating Officer and Director


/S/BARRY B. CONRAD         Director                            April 30, 1998
     Barry B. Conrad


/S/JACK R. CROSBY          Director                            April 30, 1998
     Jack R. Crosby


/S/JOSEPH N. MATLOCK       Director                            April 30, 1998
     Joseph N. Matlock


/S/DOUGLAS A. SMITH        Director                            April 30, 1998
     Douglas A. Smith

                                 DSI TOYS, INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                PAGE

FINANCIAL STATEMENTS
Report of Independent Accountants                                                                               F-2

Consolidated Balance Sheet at January 31, 1998 and 1997                                                         F-3

Consolidated Statement of Operations for fiscal years 1997, 1996 and 1995                                       F-4

Consolidated Statement of Cash Flows for fiscal years 1997, 1996, and 1995                                      F-5

Consolidated Statement of Shareholders' Equity (Deficit) for fiscal years 1997, 1996, and 1995                  F-6

Notes to Consolidated Financial Statements                                                                      F-7

SCHEDULES

II.  Valuation and Qualifying Accounts and Reserves                                                             S-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of DSI Toys, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DSI Toys, Inc. and its subsidiary at January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Houston, Texas
March 20, 1998, except as to Note 6
which is as of April 30, 1998

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                 JANUARY 31,            JANUARY 31,
                                                                                                    1998                   1997
                                                                                                ------------           ------------
                                     ASSETS
Current assets:
      Cash ...........................................................................          $    383,690           $  1,501,992
      Restricted cash ................................................................               150,000                150,000
      Accounts receivable, net .......................................................             8,008,288              3,231,789
      Due from shareholder ...........................................................                  --                  151,667
      Advances to shareholder (life insurance premiums) ..............................                  --                  511,765
      Inventories ....................................................................             6,437,418              4,615,087
      Income tax receivable ..........................................................               642,264                   --
      Prepaid expenses ...............................................................               894,704              1,462,189
      Deferred income taxes ..........................................................               183,000                362,000
                                                                                                ------------           ------------
           Total current assets ......................................................            16,699,364             11,986,489

Property and equipment, net ..........................................................             1,252,572              1,190,498
Advances to shareholder (life insurance premiums) ....................................             1,278,401                920,987
Deferred income taxes ................................................................             1,752,000                   --
Deferred debt issuance costs .........................................................                  --                  679,906
Other assets .........................................................................               224,783                537,868
                                                                                                ------------           ------------
                                                                                                $ 21,207,120           $ 15,315,748
                                                                                                ============           ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities .......................................          $  9,740,201           $  6,259,101
      Current portion of long-term debt ..............................................               585,783              2,755,789
      Income taxes payable ...........................................................               108,630                193,211
      Deferred income taxes ..........................................................                  --                  158,000
                                                                                                ------------           ------------
           Total current liabilities .................................................            10,434,614              9,366,101
Long-term debt .......................................................................             7,495,000              8,203,108
Notes payable -- shareholder .........................................................                  --                6,000,000
Deferred income taxes ................................................................               119,000              1,169,000
                                                                                                ------------           ------------
           Total liabilities .........................................................            18,048,614             24,738,209
Shareholders' equity (deficit):
      Preferred stock, $.01 par value, 5,000,000 shares authorized,
           none issued or outstanding ................................................                  --                     --
      Common stock, $.01 par value, 20,000,000 shares authorized,
            8,719,000 shares issued, 6,000,000 shares outstanding ....................                87,190                 62,190
      Additional paid-in capital .....................................................            21,162,568              3,443,093
      Common stock warrants ..........................................................               102,500                100,000
      Cumulative translation adjustment ..............................................                29,187                  9,498
      Retained earnings ..............................................................             4,437,653              9,623,350
                                                                                                ------------           ------------
                                                                                                  25,819,098             13,238,131
      Less: treasury stock, 2,719,000 shares, at cost ................................           (22,660,592)           (22,660,592)
                                                                                                ------------           ------------
           Total shareholders' equity (deficit) ......................................             3,158,506             (9,422,461)
Commitments and contingencies (Note 11)
                                                                                                ------------           ------------
                                                                                                $ 21,207,120           $ 15,315,748
                                                                                                ============           ============

              See accompanying notes to consolidated financial statements.

                           DSI TOYS, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                FISCAL YEAR
                                                                         ----------------------------------------------------------
                                                                             1997                   1996                   1995
                                                                         ------------           ------------           ------------
Net sales .....................................................          $ 73,624,398           $ 63,219,212           $ 63,146,080
Costs of goods sold ...........................................            55,285,501             42,023,044             43,428,075
                                                                         ------------           ------------           ------------
Gross profit ..................................................            18,338,897             21,196,168             19,718,005
Selling, general and administrative expenses ..................            24,245,064             15,569,422             14,624,519
Former sole shareholder bonus .................................                  --                     --                1,000,000
                                                                         ------------           ------------           ------------
Operating income (loss) .......................................            (5,906,167)             5,626,746              4,093,486
Interest expense ..............................................             1,360,067              2,599,942                700,986
Other income ..................................................              (231,968)              (344,469)              (383,801)
                                                                         ------------           ------------           ------------
Income (loss) before income taxes
    and extraordinary item ....................................            (7,034,266)             3,371,273              3,776,301
Provision for (benefit from) income taxes .....................            (2,329,323)             1,220,000              1,449,677
                                                                         ------------           ------------           ------------
Income (loss) before extraordinary item .......................            (4,704,943)             2,151,273              2,326,624
Extraordinary item (net of tax) ...............................              (480,754)                  --                     --
                                                                         ------------           ------------           ------------

Net income (loss) .............................................          $ (5,185,697)          $  2,151,273           $  2,326,624
                                                                         ============           ============           ============

BASIC EARNINGS PER SHARE
    Earnings (loss) per share before
      extraordinary item ......................................          $      (0.91)          $       0.61           $       0.66
    Extraordinary item ........................................                 (0.09)                  --                     --
                                                                         ------------           ------------           ------------
    Earnings (loss) per share .................................          $      (1.00)          $       0.61           $       0.66
                                                                         ============           ============           ============
    Weighted average shares outstanding .......................             5,205,479              3,500,000              3,500,000
                                                                         ============           ============           ============
DILUTED EARNINGS PER SHARE
    Earnings (loss) per share before
      extraordinary item ......................................          $      (0.91)          $       0.58           $       0.66
    Extraordinary item ........................................                 (0.09)                  --                     --
                                                                         ------------           ------------           ------------
    Earnings (loss) per share .................................          $      (1.00)          $       0.58           $       0.66
                                                                         ============           ============           ============
    Weighted average shares outstanding .......................             5,205,479              3,739,146              3,500,000
                                                                         ============           ============           ============

             See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                        FISCAL YEAR
                                                                                  -------------------------------------------------
                                                                                       1997              1996               1995
                                                                                  ------------       -----------       ------------
Cash flows from operating activities:
    Net income (loss) ......................................................      $ (5,185,697)      $ 2,151,273       $  2,326,624
    Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
      Depreciation and amortization ........................................           661,517           596,332            830,667
      Loss on early retirement of debt .....................................           480,754              --                 --
      Amortization and write-off of
         debt discount and issuance costs ..................................           199,152           163,057             38,998
      Provision for doubtful accounts ......................................           145,096            62,160             88,012
      Gain on sale of equipment ............................................            (3,865)          (12,511)              --
      Deferred income taxes ................................................        (2,781,000)          686,605            162,275
      Changes in assets and liabilities:
         Accounts receivable ...............................................        (4,921,595)          941,715         (1,775,791)
         Due from shareholder ..............................................           151,667           667,616           (613,367)
         Inventories .......................................................        (1,822,331)       (1,205,125)        (1,544,972)
         Income taxes receivable/payable ...................................          (726,845)         (121,663)           (96,722)
         Prepaid expenses ..................................................           567,485          (332,183)          (208,762)
         Accounts payable and accrued liabilities ..........................         3,481,100           766,398          2,755,415
                                                                                  ------------       -----------       ------------
            Net cash provided (used) by operating activities ...............        (9,754,562)        4,363,674          1,962,377
Cash flows from investing activities:
    Capital expenditures ...................................................          (726,691)         (284,260)          (383,446)
    Proceeds from sale of equipment ........................................             6,965            24,037               --
    Life insurance premiums paid for shareholder ...........................          (357,413)         (289,676)          (369,441)
    Repayments by shareholder ..............................................           511,764              --                 --
    Decrease (increase) in other assets ....................................           313,085          (392,552)            10,065
                                                                                  ------------       -----------       ------------
            Net cash used in investing activities ..........................          (252,290)         (942,451)          (742,822)
Cash flows from financing activities:
    Net borrowings (repayments) under revolving lines of credit ............         4,551,304        (2,088,225)         5,183,399
    Proceeds from long-term debt ...........................................              --                --           10,000,000
    Payments on long-term debt .............................................       (13,429,418)       (2,499,790)          (522,280)
    Net proceeds from issuance of common stock .............................        17,744,475              --            3,502,783
    Proceeds from issuance of warrants .....................................             2,500              --                 --
    Purchase of treasury shares ............................................              --                --          (16,208,742)
    Debt and stock issue costs .............................................              --                --             (879,259)
                                                                                  ------------       -----------       ------------
            Net cash provided (used) by financing activities ...............         8,868,861        (4,588,015)         1,075,901
Effect of exchange rate changes on cash ....................................            19,689             8,329              1,746
                                                                                  ------------       -----------       ------------
Net increase (decrease) in cash ............................................        (1,118,302)       (1,158,463)         2,297,202
Cash and cash equivalents, beginning of year ...............................         1,501,992         2,660,455            363,253
                                                                                  ------------       -----------       ------------
Cash and cash equivalents, end of year .....................................      $    383,690       $ 1,501,992       $  2,660,455
                                                                                  ============       ===========       ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                    Common Stock      Additional             Cumulative
                                 -----------------     Paid-in               Translation   Retained      Treasury
                                  Shares    Amount     Capital      Warrants  Adjustment   Earnings       Stock           Total
                                 --------- -------   ------------   --------   --------   -----------  ------------    ------------
Balance, January 31, 1995 ...... 3,500,000 $   350   $      2,150       --     $   (577)  $ 5,145,453          --      $  5,147,376
    Net Income .................      --      --             --         --         --       2,326,624          --         2,326,624
    Purchase of 2,719,000 shares
      of treasury stock ........      --      --             --         --         --            --    $(22,151,850)    (22,151,850)
    Stock purchase costs .......      --      --             --         --         --            --        (508,742)       (508,742)
    Issuance of common stock ... 2,719,000     272      3,799,728       --         --            --            --         3,800,000
    Stock issuance costs .......      --      --         (297,217)      --         --            --            --          (297,217)
    Change in cumulative
      translation adjustment ...      --      --             --         --        1,746          --            --             1,746
    Warrants issued ............      --      --             --     $100,000       --            --            --           100,000
                                 --------- -------   ------------   --------   --------   -----------  ------------    ------------
Balance, January 31, 1996 ...... 6,219,000     622      3,504,661    100,000      1,169     7,472,077   (22,660,592)    (11,582,063)
    Net Income .................      --      --             --         --         --       2,151,273          --         2,151,273
    Change in cumulative
      translation adjustment ...      --      --             --         --        8,329          --            --             8,329
    Change in par value of
      common stock .............      --    61,568        (61,568)      --         --            --            --              --
                                 --------- -------   ------------   --------   --------   -----------  ------------    ------------
Balance, January 31, 1997 ...... 6,219,000  62,190      3,443,093    100,000      9,498     9,623,350   (22,660,592)     (9,422,461)
    Net loss ...................      --      --             --         --         --      (5,185,697)         --        (5,185,697)
    Issuance of common stock ... 2,500,000  25,000     18,475,000       --         --            --            --        18,500,000
    Stock issuance costs .......      --      --         (755,525)      --         --            --            --          (755,525)
    Change in cumulative
      translation adjustment ...      --      --             --         --       19,689          --            --            19,689
    Warrants issued ............      --      --             --        2,500       --            --            --             2,500
                                 --------- -------   ------------   --------   --------   -----------  ------------    ------------
Balance, January 31, 1998 ...... 8,719,000 $87,190   $ 21,162,568   $102,500   $ 29,187   $ 4,437,653  $(22,660,592)   $  3,158,506
                                 ========= =======   ============   ========   ========   ===========  ============    ============

          See accompanying notes to consolidated financial statements.

                                DSI TOYS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    - ORGANIZATION:

     DSI Toys, Inc. (the "Company") was incorporated under the laws of the state of Texas in November 1970. The Company markets and distributes a variety of toys and children's consumer electronics both within the United States and internationally, primarily to retailers. The Company's products are manufactured primarily in China.

     In December 1995, the Company sold newly issued common stock representing 77.7% of its common stock to a group of new investors through Rosie Acquisition, L.L.C. ("RAC") pursuant to a recapitalization transaction (the "Recapitalization"). In connection with the Recapitalization, the Company issued 2,719,000 new shares of common stock to RAC in exchange for $3.8 million in cash. Also in connection therewith, the Company purchased 2,719,000 shares of the common stock of the Company from the previous sole shareholder for approximately $22.2 million. The previous sole shareholder died on November 19, 1996. Any references to the previous sole shareholder includes references to his estate. The purchase price was funded through (a) cash paid from borrowing of $10.6 million from banks pursuant to a five-year bank note, a six-year subordinated note and a bank revolving line of credit; (b) the issuance to the previous sole shareholder of a $6 million subordinated note and a $1.3 million promissory note; (c) the transfer of land to the previous sole shareholder with a cost of approximately $452,000; and (d) approximately $3.8 million in cash obtained from the sale of common stock to RAC. The subordinated bank note carries warrants to purchase 388,888 shares of common stock of the Company at an exercise price of $2.00 per share. In connection with the purchase of treasury stock, the Company incurred approximately $509,000 in costs and fees, which were included as the cost of the stock, and approximately $879,000 in debt issuance costs.

     In January 1996, the Company received a note from the previous sole shareholder of approximately $1.3 million in satisfaction of the balance receivable from the previous sole shareholder. Such note was offset against the aforementioned $1.3 million note issued to the previous sole shareholder in connection with the Recapitalization.

     Effective May 1, 1997, the Company's Articles of Incorporation were amended to (i) authorize the issuance of 5,000,000 shares of $.01 par value preferred stock, (ii) change the par value of common stock to $.01 and (iii) reduce the authorized shares of common stock to 20,000,000 shares.

     On June 3, 1997, the Company completed its initial public offering (the "Offering") of 2,500,000 shares of common stock, which provided the Company net proceeds of $17.7 million. All of the net proceeds were used to repay debt of the Company. In connection with the Offering, the Company issued warrants to purchase 250,000 shares of common stock to the lead underwriters. Such warrants are exercisable at $10.80 per share and expire May 28, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of DSI (HK) Ltd., a wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.
     These financial statements reflect the historical basis of the Company's assets and liabilities. No adjustments have been made to reflect an allocation of the purchase price paid by RAC for its 77.7% interest in the Company.

     FISCAL YEAR

     The terms "fiscal year" and "fiscal" refer to the Company's fiscal year which is the year ending January 31 of the following calendar year mentioned (e.g., a reference to fiscal 1997 is a reference to the fiscal year ended January 31, 1998).

     CASH EQUIVALENTS

     The Company considers investments with original maturity dates of three months or less from the date of purchase to be cash equivalents. Restricted cash held as a compensating balance under a revolving loan supported by letters of credit is not considered a cash equivalent.

    REVENUE RECOGNITION

    Revenues are recognized upon shipment of product by the Company, or in the case of FOB Asia sales, by the manufacturer, and, at that point, legal responsibility and title pass to the buyer. The Company provides an allowance for doubtful accounts and accrues for returns and discounts using a percentage of gross sales based on historical experience. Provision is made currently for estimated returns of defective and slow-moving merchandise, price protection and customer allowances and is included as a reduction of accounts receivable.

    INVENTORIES

    Inventories consist of finished goods and supplies and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful lives of the related assets using the straight-line method for molds and leasehold improvements and an accelerated method for all other assets.

    DEBT ISSUANCE COSTS AND DEBT DISCOUNT

    Debt issuance costs and debt discount incurred in connection with the Recapitalization in 1995 were being amortized over the terms of the related debt. As a result of the debt repayment using the proceeds of the Offering, the Company recorded an extraordinary charge of $481,000 (net of tax) related to the write-off of unamortized debt issuance and discount costs associated with the retired debt.

    ADVERTISING

    The cost of producing media advertising is capitalized as incurred and expensed in the period in which the advertisement is first shown. During interim periods, media communications costs are accrued in relation to sales when the advertising is clearly implicit in the related sales arrangement. In any event, all media communication costs are expensed in the fiscal year incurred. All other advertising costs are expensed in the period incurred. Television adver-tising expense totaled $13.5 million, $6.0 million and $3.1 million during fis-cal 1997, 1996 and 1995, respectively. At January 31, 1997, prepaid television advertising production costs of $451,000, are included in prepaid expenses. There were no such costs included in prepaid expenses at January 31, 1998.

     INCOME TAXES

    The Company accounts for deferred income taxes using the liability method which provides for the recognition of deferred tax assets and liabilities based upon temporary differences between the tax basis of assets and liabilities and their carrying value for financial reporting purposes. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities during the period. In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax law or rates.

    Deferred income taxes are provided on the undistributed earnings of DSI (HK) Ltd.

    FOREIGN CURRENCY TRANSLATIONS

    The Company's foreign subsidiary uses the local currency as the functional currency. Accordingly, assets and liabilities of the Company's foreign subsidiary are translated using the exchange rate in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a separate component of shareholders' equity.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Due to their short maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value. The fair value of the Company's debt approximates the carrying amount of the debt as it is at variable market rates.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements, which are effective for fiscal years beginning after December 15, 1997, establish standards for the reporting and display of comprehensive income and the disclosure requirements related to segments.

     CONCENTRATION OF CREDIT RISK AND EXPORT SALES

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company sells its products principally to retail discount stores and toy stores. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers to minimize credit risk, and for the majority of its FOB Asia sales, the Company obtains letters of credit from its customers supporting the accounts receivable.

        Sales to major customers that exceeded 10% of the total net sales consist of the following for the specified fiscal years:

                                            1997           1996           1995
                                            ----           ----           ----
       Toys "R" Us ..............            22%            12%             9%
       Wal-Mart .................            17%            19%            17%
       Kmart ....................            10%            14%            13%



     Approximately 19% of the Company's sales were exports to foreign countries during fiscal 1997 and 1996 and approximately 17% during fiscal 1995.

     USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Because of the inherent uncertainties in their process, actual results could differ from such estimates. Management believes that the estimates are reasonable.

     IMPAIRMENT OF ASSETS

     The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

     EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting standard No. 128, "Earnings per Share" ("SFAS 128") during the fourth quarter of fiscal 1997. SFAS requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all dilutive potential common shares outstanding. All prior years' earnings per share data in the accompanying consolidated financial statements have been restated to reflect the provisions of SFAS 128.

     Stock options and warrants are the only potentially dilutive shares the Company has outstanding at January 31, 1998. Warrants to purchase common stock were dilutive in fiscal 1996.

     STOCK-BASED COMPENSATION PLANS

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its plans.

     RECLASSIFICATIONS

     The accompanying consolidated financial statements include reclassifications from financial statements issued in previous years.

NOTE 3 - ACCOUNTS RECEIVABLE:

     Accounts receivable consist of the following as of January 31:

                                                     1998               1997
                                                ------------        -----------
Trade receivables .......................       $ 10,999,014        $ 4,324,723
Provisions for:
  Discounts and markdowns ...............         (1,956,722)          (770,825)
  Return of defective goods .............           (829,674)          (217,328)
  Doubtful accounts .....................           (204,330)          (104,781)
                                                ------------        -----------
Accounts receivable, net ................       $  8,008,288        $ 3,231,789
                                                ============        ===========

NOTE 4 - PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following as of January 31:

                                               ESTIMATED USEFUL LIVES         1998           1997
                                               ----------------------       ----------    ----------
       Molds                                          3 years               $2,300,345    $1,749,229
       Equipment, furniture and fixtures             5-7 years               1,486,254     1,350,189
       Leasehold improvements                  10 years or lease term          879,429       848,079
       Automobiles                                   3-5 years                  84,216        84,258
                                                                            ----------    ----------
                                                                             4,750,244     4,031,755
       Less:  accumulated  depreciation and
            amortization                                                     3,497,672     2,841,257
                                                                            ----------    ----------
                                                                            $1,252,572    $1,190,498
                                                                            ==========    ==========

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following as of January 31:

                                                         1998             1997
                                                     ----------       ----------
Trade payables ...............................       $7,518,710       $4,566,650
Accrued royalties ............................          968,267          301,442
Accrued compensation and commissions .........          553,608          765,277
Other ........................................          699,616          625,732
                                                     ----------       ----------
                                                     $9,740,201       $6,259,101
                                                     ==========       ==========

NOTE 6 - NOTES PAYABLE

     Indebtedness consists of the following as of January 31:

                                                                      1998          1997
                                                                 -----------   -----------
Bank revolving line of credit for $10 million ("Revolver")
     secured by all of the Company's U.S. accounts receivable,
     intangibles, equipment, fixtures and inventory and 65%
     of the common stock of DSI (HK) Ltd., principal due on
     March 31, 1999; interest at prime .......................   $ 7,495,000   $ 3,055,000

Revolving bank loan drawn against an $8 million line of
     credit, secured by a customer's letter of credit and
     $150,000 cash, interest at prime ........................       577,945       484,979
Subordinated bank note due January 31, 2002, net of related
     unamortized debt discount of $81,082 (a) ................                   1,418,918
Bank note (a) ................................................                   5,000,000
Subordinated note payable to shareholder (a) .................                   6,000,000
Subordinated note payable to shareholder (a) .................                   1,000,000
Other ........................................................         7,838
                                                                 -----------   -----------
                                                                   8,080,783    16,958,897
Less: current portion ........................................       585,783     2,755,789
                                                                 -----------   -----------
                                                                 $ 7,495,000   $14,203,108
                                                                 ===========   ===========

-------------
     (a)  repaid in connection with the Offering

     As a result of the loss incurred in fiscal 1997, the Company was not in compliance with certain of the covenants contained in the Revolver. However, effective January 31, 1998, the Company renegotiated certain terms of the Revolver. The renegotiated terms include interest at the bank's prime rate, maturity at March 31, 1999, and maintenance of certain financial covenants.

NOTE 7 - INCOME TAXES:

     The components of income (loss) before provision for (benefit from) income taxes by fiscal year were as follows:

                                  1997                1996              1995
                             ------------         -----------        ----------
Domestic ............        $(11,784,930)        $  (898,344)       $  613,724
Foreign .............           4,750,664           4,269,617         3,162,577
                             ------------         -----------        ----------
                             $ (7,034,266)        $ 3,371,273        $3,776,301
                             ============         ===========        ==========

     The provision for income taxes (benefit) by fiscal year is as follows:

                                  1997                1996              1995
                             ------------         -----------        ----------
Current:
     Federal ........        $   (299,000)        $  (185,605)       $  630,000
     State ..........                --               (14,000)           72,000
     Foreign ........             750,677             733,000           585,402
                             ------------         -----------        ----------
                                  451,677             533,395         1,287,402
                             ------------         -----------        ----------
Deferred:
     Federal ........          (2,742,000)            657,605           208,000
     State ..........                --               (11,000)             --
     Foreign ........             (39,000)             40,000           (45,725)
                             ------------         -----------        ----------
                               (2,781,000)            686,605           162,275
                             ------------         -----------        ----------
                               (2,329,323)          1,220,000         1,449,677
Tax on Extraordinary
  Item (Current Federal)         (270,000)               --                --
                             ------------         -----------        ----------
                             $ (2,599,323)        $ 1,220,000        $1,449,677
                             ============         ===========        ==========

     The difference between income taxes (benefit) at the statutory federal and the effective income tax rates by fiscal year is as follows:

                                             1997          1996         1995
                                         -----------   -----------   ----------
Taxes (benefit) computed at
 statutory rate .......................  $(2,391,000)  $ 1,146,000   $1,283,942
State income taxes net of
 federal benefit ......................         --         (16,000)      47,000
Nondeductible items ...................         --          13,000       54,000
Other, net ............................       61,677        77,000       64,735
                                         -----------   -----------   ----------
                                         $(2,329,323)  $ 1,220,000   $1,449,677
                                         ===========   ===========   ==========

     Deferred tax assets (liabilities) are comprised of the following at January 31:

                                                        1998            1997
                                                    -----------     -----------
Allowance for doubtful accounts ................    $    63,000     $    37,000
Inventory valuation adjustments ................         31,000          20,000
Depreciation ...................................        101,000          63,000
Reserve for lease cancellation .................           --            52,000
Accrued liabilities ............................           --            97,000
Accruals for inventory returns and markdowns ...         89,000          92,000
Foreign and alternative minimum tax credits ....      1,535,000          45,000
Net operating loss carryforward ................      1,124,000            --
Other ..........................................        155,000          19,000
                                                    -----------     -----------
     Gross deferred tax assets .................      3,098,000         425,000
                                                    -----------     -----------
Unremitted earnings of foreign subsidiary ......     (1,163,000)     (1,225,000)
Prepaid expenses ...............................           --          (158,000)
Depreciation ...................................       (119,000)         (7,000)
                                                    -----------     -----------
     Gross deferred tax liabilities ............     (1,282,000)     (1,390,000)
                                                    -----------     -----------
Net deferred tax assets (liabilities) ..........    $ 1,816,000     $  (965,000)
                                                    ===========     ===========



     At January 31, 1998, the Company has a net operating loss carryforward of $3.3 million which will expire if not utilized by January 31, 2013 and a $1.5 million foreign tax credit carryforward which will expire if not utilized by January 31, 2003. The Company believes that these carryforwards will be available to reduce future federal income tax liabilities and has recorded the tax benefit of these carryforwards as noncurrent deferred tax assets. The Company's net operating loss carryforward for state purposes is not significant.

NOTE 8 - EMPLOYEE BENEFIT PLAN:

     The Company maintains a 401(k) Plan (the Plan) for the benefit of its U.S. employees. The Company may, at its discretion, provide funds to match employee contributions to the Plan. The Company contributed $31,000 and $105,000 in fiscal 1997 and 1996, respectively, as employer matching contributions to employee contributions. There was no such matching contribution to the Plan for fiscal 1995.

NOTE 9 - THE STOCK OPTION PLAN AND WARRANTS:

     The Company has reserved 388,888 common shares for issuance upon exercise of warrants issued to a bank. Such warrants are currently exercisable at a purchase price of $2 per share (subject to adjustment) and expire December 11, 2005.

     In connection with the Offering, the Company issued warrants to purchase 250,000 shares of common stock. Such warrants are exercisable at $10.80 per share and expire May 28, 2002.

     In May 1997, the Board adopted the DSI Toys, Inc. 1997 Stock Option Plan (the 1997 Plan) whereby certain employees may be granted stock options, appreciation rights or awards related to the Company's common stock. Additionally, the Company may grant nonstatutory stock options to nonemployee board members. The Board has authorized 600,000 shares to be available for grant pursuant to the 1997 Plan. Options expire no later than ten years from the date of grant.

     Additional awards may be granted under the 1997 Plan in the form of cash, stock or stock appreciation rights. The stock appreciation right awards may consist of the right to receive payment in cash or common stock. Any award may be subject to certain conditions, including continuous service with the Company or achievement of business objectives.

     During fiscal 1997, options to purchase 533,000 shares of common stock were granted with an exercise price of $8.00 per share. The weighted average fair value at date of grant for options granted during fiscal 1997 was $8.00 per option. As of January 31, 1998, 533,000 options were outstanding with a weighted average remaining term of nine years and a weighted average exercise price of $8.00 per share. At January 31, 1998, options to purchase 52,325 shares were exercisable. Vesting periods for granted options range from immediate to seven years from the date of grant and in increments between 5% per year and 90% per year.

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's option plan been determined based upon the fair value at the grant dates for awards under the 1997 Plan consistent with the method set forth under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss for fiscal 1997 would have been increased by $408,000, or $.08 per basic and diluted share.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-repricing model with the following weighted average assumptions used for grants in fiscal year 1997: expected volatility of 70%, risk-free interest rate of 5.74% to 6.52%, no dividend yield and an expected life of seven years.

NOTE 10 - RELATED PARTY TRANSACTIONS:

     Prior to the Recapitalization, the Company periodically advanced cash and made payments on behalf of the shareholder of the Company and related entities. At January 31, 1997, the outstanding balance receivable from the shareholder was $151,667. The Company recorded interest income of $14,000, $12,000 and $114,000 for fiscal 1997, 1996 and 1995, respectively, related to such receivable.

     The Company recorded bonuses to the former sole shareholder of $1,000,000 for fiscal 1995.

     The Company entered into a consulting agreement with the shareholder to serve as a consultant to the Company for three years for annual compensation of $300,000. The consulting agreement also required the Company to maintain health and disability insurance policies for the benefit of the shareholder for the term of his life. Pursuant to the agreement, the Company agreed to maintain the shareholder's office space for his use for the term of the agreement and to provide for 180 days the services of certain Company employees for his outside business, provided that such services shall not exceed 30% of the time of each of such employees. This agreement terminated upon the shareholder's death on November 19, 1996.

     As compensation for consulting services rendered in connection with the Recapitalization, the Company paid the Vice Chairman of the Board the sum of $240,000 in three equal payments on January 1, 1998, 1997 and 1996.

     The Company paid a fee and out-of-pocket expenses aggregating $415,000 to a consulting firm for services related to the Recapitalization. A director of the Company is the co-founder and managing partner of the consulting firm.

     The Company paid $100,000 to a partnership controlled by a director of the Company upon completion of the Offering.

     The Company leases its office and warehouse from an entity owned by the previous sole shareholder of the Company. Rent expense on these leases was $217,000 each year for fiscal 1997, 1996 and 1995. Management believes that the rental rates approximate fair market value.

     The Company pays insurance premiums for certain life insurance policies owned by the Tommy and JoBeth Moss Joint Life Insurance Trust, and is entitled to repayment of the advanced premiums upon the death of JoBeth Moss. The receivables related to these policies as of January 31, 1998 and 1997 amounted to $1,278,401 and $1,432,752, respectively, and are collateralized by the related insurance policies. The Trust is restricted from borrowing against the policies until the receivable is satisfied in full.

     Additional related party transactions are described in Notes 1, 6 and 11.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

     In the normal course of business, the Company is involved in product and intellectual property issues which sometimes result in litigation. It is the opinion of management that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations taken as a whole.

     The Company leases its facilities under various operating leases which expire from 1998 to 2003. Rent expense, including amounts paid to a related party, for fiscal 1997, 1996 and 1995 amounted to $693,000, $687,000 and
$695,000, respectively. Aggregate minimum rental commitments under noncancelable leases are as follows for the specified fiscal years:

1998 ................................................                 $  542,751
1999 ................................................                    587,327
2000 ................................................                    583,475
2001 ................................................                    324,426
2002 ................................................                    135,965
Thereafter ..........................................                       --
                                                                      ----------
                                                                      $2,173,944
                                                                      ==========

     Royalty expense under licensing agreements aggregated $3,069,000, $1,578,000 and $1,439,000 in fiscal 1997, 1996 and 1995, respectively. At
January 31, 1998, minimum guaranteed royalties payable under these agreements in fiscal 1998 and thereafter of $15,000 are included in accrued royalties payable and prepaid expenses.

NOTE 12 - SEGMENT INFORMATION:

     The Company's operations are in one industry segment: the sale of toys primarily to major retailers. The Company sells its products through (i) the Hong Kong operation, where products are shipped directly from contract manufacturers to DSI's customers, and (ii) the United States operation, where products are shipped from DSI's warehouse in Houston to its customers.

        Financial information for fiscal 1997, 1996 and 1995 for the U.S. and Hong Kong operations is as follows:

                                     United States    Hong Kong    Consolidated
                                     ------------    -----------   ------------
FISCAL 1997:
  Net sales .......................  $ 28,550,033    $45,074,365   $ 73,624,398
  Operating income (loss) .........    (8,722,057)     2,815,890     (5,906,167)
  Identifiable assets at fiscal
    year end ......................    14,215,603      3,135,853     17,351,456
FISCAL 1996:
  Net sales .......................    27,970,378     35,248,834     63,219,212
  Operating income ................     3,033,677      2,593,069      5,626,746
  Identifiable assets at fiscal
    year end ......................     8,856,950      3,666,537     12,523,487
FISCAL 1995:
  Net sales .......................    27,724,986     35,421,094     63,146,080


  Operating income ................     2,754,818      1,338,668      4,093,486
  Identifiable assets at fiscal
    year end ......................     8,638,776      4,615,507     13,254,283

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION:

     Additional cash flow information by fiscal year is as follows:

                                               1997         1996         1995
                                            ----------   ----------   ----------
Cash paid for:
     Interest ...........................   $  379,063   $2,360,538   $  656,117
     Income taxes .......................    1,139,929      655,058    1,851,890
Noncash activities included the
  following:
     Accounts receivable write-off ......   $   45,932   $   25,188   $  147,995
     Purchase of treasury stock
       from former sole shareholder
       in exchange for land .............                                451,850
     Purchase of treasury stock
       from former sole shareholder
       in exchange for notes
       payable ..........................                              7,300,000
     Cancellation of note
       payable and note receivable
       from former sole shareholder .....                              1,300,000

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                    Fiscal Quarter Ended
                                                             4/30/97             7/31/97            10/31/97              1/31/98
                                                           -----------         -----------        ------------         ------------
Net sales .........................................        $ 7,427,707         $24,382,768        $ 30,018,242         $ 11,795,681
Operating income (loss) ...........................           (293,897)          2,871,310          (6,059,281)          (2,424,299)
Income (loss) before income taxes
  and extraordinary item ..........................           (750,895)          2,622,301          (6,295,634)          (2,610,038)
Net income (loss) .................................           (480,753)          1,197,519          (4,029,206)          (1,873,257)
Basic earnings per share ..........................        $      (.14)        $       .23        $       (.67)        $       (.31)
Diluted earnings per share ........................        $      (.14)        $       .22        $       (.67)        $       (.31)

                                                                                      Fiscal Quarter Ended
                                                             4/30/96              7/31/96            10/31/96             1/31/97
                                                           -----------          -----------         -----------         -----------
Net sales ........................................         $ 5,855,630          $18,097,350         $29,348,377         $ 9,917,855
Operating income (loss) ..........................            (545,588)           2,187,243           3,727,185             257,906
Income (loss) before income taxes ................          (1,100,455)           1,589,889           3,236,362            (354,523)
Net income (loss) ................................            (704,291)           1,027,318           2,061,688            (233,442)
Basic earnings per share .........................         $      (.20)         $       .28         $       .59         $      (.07)
Diluted earnings per share .......................         $      (.20)         $       .28         $       .55         $      (.07)

                          DSI TOYS, INC. AND SUBSIDIARY

          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (SCHEDULE II)

                                 (IN THOUSANDS)

                                      Charged                         Charged                         Charged
                            Balance     to                  Balance      to                 Balance     to                  Balance
                               at      costs                  at        costs                  at      costs                  at
                            February    and                 January      and                January     and                 January
    Description             1, 1995   expenses  Deductions  31, 1996  expenses  Deductions  31, 1997  expenses  Deductions  31, 1998
                            --------  --------   --------   --------  --------   --------   --------  --------   --------   --------
Reserves deducted from assets:
 Trade receivables .......       128        88       (148)        68        62        (25)       105       145        (46)       204
 Discounts and
  markdowns ..............      --        1190       (490)       700     1,037       (966)       771     2,447     (1,261)     1,957
 Return of defective
  goods ..................       567       492       (771)       288       801       (872)       217     2,617     (2,004)       830
                            --------  --------   --------   --------  --------   --------   --------  --------   --------   --------
                                 695     1,770     (1,409)     1,056     1,900     (1,863)     1,093     5,209     (3,311)     2,991
                            ========  ========   ========   ========  ========   ========   ========  ========   ========   ========

                                  EXHIBIT INDEX

3.1     Amended and Restated Articles of Incorporation. (1)

3.2     Amended and Restated Bylaws. (1)


3.3     Amendment to Bylaws. (1)

4.1     Form of Common Stock Certificate. (1)

4.2 Form of Warrant Agreement among the Company and Representatives to purchase 250,000 shares of Common Stock. (1)

4.3 Common Stock Purchase Warrant No. A-1 dated December 11, 1995, issued to Hibernia Corporation to purchase 388,888 shares of Common Stock. (1)

4.4 Registration Rights Agreement by and between the Company and Hibernia Corporation. (1)

4.5 Registration Rights Agreement by and between the Registrant and Tommy Moss. (1)

10.1    1997 Stock Option Plan. (1)

10.2 Agreement for Sale of Stock between Rosie Acquisition, L.L.C. and DSI Acquisition, Inc. and Diversified Specialists, Inc. and Tommy Moss, dated December 11, 1995. (1)

10.3 Employment Agreement dated December 11, 1995 by and between the Company and M. D. Davis. (1)

10.4 Employment Agreement dated December 11, 1995 by and between the Company and Richard R. Neitz. (1)

10.5 Employment Agreement dated December 11, 1995 by and between the Company and Yau Wing Kong. (1)

10.6 Employment Agreement dated December 11, 1995 by and between the Company and Dale Y. Chen. (1)

10.7 Employment Agreement dated December 11, 1995 by and between the Company and Thomas V. Yarnell. (1)

10.8    Employment Agreement dated March 16, 1997 by and between the Company and
        J. Russell Denson. (1)

10.9 Letter Loan Agreement between the Company and Bank One, Texas, N.A. dated December 11, 995, evidencing a revolving line of credit and a term note (the "Bank One Letter Loan Agreement"). (1)

10.10 First Amendment to Bank One Letter Loan Agreement, dated January 31, 1996. (1)

10.11 Second Amendment to Bank One Letter Loan Agreement, dated August 1, 1996. (1)

10.12 Third Amendment to Bank One Letter Loan Agreement, dated November 14, 1996. (1)

10.13 Fourth Amendment to Bank One Letter Loan Agreement, dated January 31, 1997. (1)

10.14 Fifth Amendment to Bank One Letter Loan Agreement, dated January 31, 1997. (1)

10.15 Line of Credit Facility with State Street Bank and Trust Company, Hong Kong Branch, dated April 1, 1997, evidencing a $5,000,000 line of credit. (1)

10.16 Underwriting Agreement dated May 28, 1997 among the Company, the Tommy Moss Living Trust, Hibernia Corporation and Tucker Anthony Incorporated and Sutro & Co. Incorporated. (2)

10.17 Warrant Agreement dated May 28, 1997 by and among the Company, Tucker Anthony Incorporated and Sutro & Co. Incorporated. (3)

10.18 Renewal and Modification of Line of Credit Facility with State Street Bank and Trust Company, Hong Kong Branch, dated June 6, 1997, evidencing an $8,000,000 line of credit. (4)

10.19 Debenture by DSI (HK) Limited to State Street Bank and Trust Company, Hong Kong Branch, dated July 29, 1997. (5)

10.20 Amended and Restated Bank One Letter Loan Agreement, dated October 22, 1997. (6)

10.21 First Amendment to Amended and Restated Bank One Letter Loan Agreement, dated January 31, 1998.*

21      Subsidiaries. (1)

27      Financial Data Schedule.*

_________
(1) Filed as a part of the Registrant's Registration Statement on Form S-1 (No. 333-23961) and incorporated herein by reference.

(2) Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended April 30, 1997, and incorporated herein by reference.

(3) Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended April 30, 1997, and incorporated herein by reference.

(4) Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended July 31, 1997, and incorporated herein by reference.

(5) Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended July 31, 1997, and incorporated herein by reference.

(6) Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended October 31, 1997, and incorporated herein by reference.

*       Filed herewith.