Form 10-Q
period 1998-04-30
DSI TOYS INC
filed 1998-06-15
CIK 1034257

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



As of June 12, 1998, 6,000,000 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of April 30, 1998 and January 31, 1998...1

        Consolidated Statement of Operations for the Three Months Ended
          April 30, 1998 and 1997..............................................2

        Consolidated Statement of Cash Flows for the Three Months Ended April
          30, 1998 and 1997....................................................3

        Notes to Consolidated Financial Statements.............................4

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS................................................5


                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS......................................................8

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................8

Signatures.....................................................................9

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                        APRIL 30,              JANUARY 31,
                                                                                          1998                    1998
                                                                                       ------------           ------------
                                  ASSETS                                                (Unaudited)

Current assets:
      Cash ...................................................................         $    306,083           $    383,690
      Restricted cash ........................................................              150,000                150,000
      Accounts receivable, net ...............................................            3,092,515              8,008,288
      Inventories ............................................................            5,353,000              6,437,418
      Income tax receivable ..................................................              601,884                642,264
      Prepaid expenses .......................................................            1,426,900                894,704
      Deferred income taxes ..................................................              183,000                183,000
                                                                                       ------------           ------------
          Total current assets ...............................................           11,113,382             16,699,364

Property and equipment, net ..................................................            1,384,569              1,252,572
Advances to shareholder (life insurance premiums) ............................            1,344,754              1,278,401
Deferred income taxes ........................................................            2,096,076              1,752,000
Other assets .................................................................              273,027                224,783
                                                                                       ------------           ------------
                                                                                       $ 16,211,808           $ 21,207,120
                                                                                       ============           ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities ...............................         $  7,817,662           $  9,740,201
      Current portion of long-term debt ......................................            5,677,154                585,783
      Income taxes payable ...................................................               89,732                108,630
      Deferred income taxes ..................................................                  277                   --
                                                                                       ------------           ------------
          Total current liabilities ..........................................           13,584,825             10,434,614
Long Term Debt ...............................................................                 --                7,495,000
Deferred income taxes ........................................................              119,000                119,000
                                                                                       ------------           ------------
          Total liabilities ..................................................           13,703,825             18,048,614
Shareholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares authorized,
          none issued or outstanding .........................................                 --                     --
      Common stock, $.01 par value, 20,000,000 shares authorized,
           8,719,000 shares issued, 6,000,000 shares outstanding .............               87,190                 87,190
      Additional paid-in capital .............................................           21,162,568             21,162,568
      Common stock warrants ..................................................              102,500                102,500
      Retained earnings ......................................................            3,792,516              4,437,653
      Cumulative translation adjustment ......................................               23,801                 29,187
                                                                                       ------------           ------------
                                                                                         25,168,575             25,819,098
      Less: treasury stock, 2,719,000 shares, at cost ........................          (22,660,592)           (22,660,592)
                                                                                       ------------           ------------
          Total shareholders' equity .........................................            2,507,983              3,158,506
                                                                                       ------------           ------------
                                                                                       $ 16,211,808           $ 21,207,120
                                                                                       ============           ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                    THREE MONTHS ENDED APRIL 30,
                                                    ---------------------------
                                                       1998            1997
                                                    -----------     -----------
                                                            (Unaudited)
Net sales ......................................    $ 5,926,126     $ 7,427,707
Costs of goods sold ............................      4,513,607       4,703,910
                                                    -----------     -----------
Gross profit ...................................      1,412,519       2,723,797
Selling, general and administrative expenses ...      2,209,222       3,017,694
                                                    -----------     -----------
Operating loss .................................       (796,703)       (293,897)
Interest expense ...............................        222,696         576,946
Other income ...................................        (11,372)       (119,948)
                                                    -----------     -----------
Loss before income taxes .......................     (1,008,027)       (750,895)
Benefit from income taxes ......................       (362,890)       (270,322)
                                                    -----------     -----------
Net loss .......................................    $  (645,137)    $  (480,573)
                                                    ===========     ===========
Basic earnings per share
    Loss per share .............................    $     (0.11)    $     (0.14)
                                                    ===========     ===========
    Weighted average shares outstanding ........      6,000,000       3,500,000
                                                    ===========     ===========
Diluted earnings per share
    Loss per share .............................    $     (0.11)    $     (0.14)
                                                    ===========     ===========
    Weighted average shares outstanding ........      6,000,000       3,500,000
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          THREE MONTHS ENDED APRIL 30,
                                                                                        ----------------------------------
                                                                                          1998                    1997
                                                                                        -----------            -----------
Cash flows from operating activities:                                                               (Unaudited)

    Net loss ...................................................................        $  (645,137)           $  (480,573)
    Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
      Depreciation and amortization ............................................            105,289                 94,347
      Amortization and write-off of
         debt discount and issuance costs ......................................               --                   42,810
      Provision for doubtful accounts ..........................................              2,848                 15,234
      Gain on sale of equipment ................................................               --                   (3,523)
      Deferred income taxes ....................................................           (343,799)              (262,000)
      Changes in assets and liabilities:
         Accounts receivable ...................................................          4,912,925             (2,015,766)
         Due from shareholder ..................................................               --                   (4,001)
         Inventories ...........................................................          1,084,418               (709,318)
         Income taxes receivable/payable .......................................             21,482                 (4,809)
         Prepaid expenses ......................................................           (532,196)              (703,890)
         Accounts payable and accrued liabilities ..............................         (1,922,539)              (252,942)
                                                                                        -----------            -----------
           Net cash provided (used) by operating activities ....................          2,683,291             (4,284,431)
Cash flows from investing activities:
    Capital expenditures .......................................................           (237,286)              (329,788)
    Proceeds from sale of equipment ............................................               --                    4,255
    Life insurance premiums paid for shareholder ...............................            (66,353)               (66,354)
    Repayments by shareholder ..................................................               --                  342,505
    Decrease (increase) in other assets ........................................            (48,244)               122,863
                                                                                        -----------            -----------
           Net cash provided (used) in investing activities ....................           (351,883)                73,481
Cash flows from financing activities:
    Net borrowings (repayments) under revolving lines of credit ................         (2,402,990)             3,586,179
    Payments on long-term debt .................................................               (639)              (320,329)
                                                                                        -----------            -----------
           Net cash provided (used) by financing activities ....................         (2,403,629)             3,265,850
Effect of exchange rate changes on cash ........................................             (5,386)                20,417
                                                                                        -----------            -----------
Net decrease in cash ...........................................................            (77,607)              (924,683)
Cash and cash equivalents, beginning of period .................................            383,690              1,501,992
                                                                                        -----------            -----------
Cash and cash equivalents, end of period .......................................        $   306,083            $   577,309
                                                                                        ===========            ===========

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DSI Toys, Inc. and its wholly-owned subsidiary (the "Company") have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

     In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

     The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results expected for the full year ending January 31, 1999.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                              APRIL 30, 1998    JANUARY 31, 1998
                                              --------------    ----------------
          Trade receivables                     $3,931,569         $10,999,014
          Provisions for:
            Discounts, markdowns and
              return of defective goods           (669,814)         (2,786,396)
            Doubtful accounts                     (169,240)           (204,330)
                                             ---------------    ----------------
          Accounts receivable, net              $3,092,515          $8,008,288
                                             ===============    ================


3.    COMPREHENSIVE INCOME

     Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components. Adoption of SFAS 130 did not have a material impact on the Company's financial statements.

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

      EXCEPT AS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" REFER TO DSI TOYS, INC. AND ITS WHOLLY OWNED SUBSIDIARY, DSI (HK) LTD. ("DSI (HK)"). THE TERMS "FISCAL YEAR" AND "FISCAL" REFER TO THE COMPANY'S FISCAL YEAR WHICH IS THE YEAR ENDING JANUARY 31 OF THE FOLLOWING CALENDAR YEAR MENTIONED (E.G., A REFERENCE TO FISCAL 1997 IS A REFERENCE TO THE FISCAL YEAR ENDED JANUARY 31,
1998).

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                            PERCENT OF NET SALES
                                                            --------------------
                                                             THREE MONTHS ENDED
                                                             ------------------
                                                                  APRIL 30,
                                                                  --------
                                                               1998       1997
                                                              -----      -----
Net sales ................................................    100.0%     100.0%
Costs of goods sold ......................................     76.2       63.3
                                                              -----      -----
Gross profit .............................................     23.8       36.7
Selling, general and administrative expenses .............     37.3       40.6
                                                              -----      -----
Operating loss ...........................................    (13.5)      (3.9)
Interest expense .........................................      3.8        7.8
Other income .............................................      (.2)      (1.6)
                                                              -----      -----
Loss before income taxes .................................    (17.1)     (10.1)
Benefit from income taxes ................................     (6.1)      (3.6)
                                                              -----      -----
Net loss .................................................    (11.0)%     (6.5)%
                                                              =====      =====

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1997

     NET SALES. Net sales for the three months ended April 30, 1998 decreased $1.5 million, or 20.2%, to $5.9 million, from $7.4 million in the comparable period in 1997.

     Net sales of juvenile audio products increased $580,000, or 20.5%, to $3.4 million during the three months ended April 30, 1998, from $2.8 million in the comparable period in 1997. Continued strength in walkie-talkies, as well as the introduction of two new guitars, led to this increase. Net sales of girls' toys decreased $2.0 million, or 64.8%, to $1.1 million during the first quarter ended April 30, 1998, from $3.1 million in the comparable period in 1997. Doll sales in the first quarter of 1998 were comprised solely of final close-outs of 1997 inventory. Net sales of boys' toys decreased $401,000, or 35.7%, to $721,000 in the first quarter ended April 30, 1998, from $1.1 million in the comparable period in 1997. The decrease in net sales of boys' toys was primarily attributable to decreased sales of the radio-controlled Kawasaki(R) Ninja(R) motorcycles, partially offset by an increase in boy's role-play products. Net sales of products in other categories increased $300,000, or 70.6%, to $720,000, during the first quarter ended April 30, 1998, from $422,000 in the comparable period in 1997. This increase was due primarily to the introduction of Squiggles(TM), an outdoor water game.

     International net sales for the three months ended April 30, 1998 decreased $293,000, or 29.2%, to $712,000, from $1.0 million in the comparable period in 1997. The decline was due primarily to decreased sales to Italy, Australia, and Greece, partially offset by an increase in sales to the United Kingdom.

     GROSS PROFIT. Gross profit decreased 48.1% to $1.4 million for the first quarter ended April 30, 1998, from $2.7 million in the comparable period in 1997. Gross profit as a percentage of net sales decreased to 23.8% in the first quarter ended April 30, 1998 from 36.7% in the first quarter of fiscal 1997. Such decrease was related primarily to decreased sales of dolls. Doll sales in the first quarter of 1998 were comprised solely of final close-outs of 1997 inventory.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 26.8% to $2.2 million in the first quarter ended April 30, 1998 from $3.0 million in the first quarter of fiscal 1997. The decrease resulted primarily from reduced TV advertising expense.

     INTEREST EXPENSE. As a result of debt repayment using the proceeds from the Company's initial public offering in June, 1997, interest expense decreased $354,000 to $223,000 in the first quarter ended April 30, 1998 from $577,000 in the comparable period in 1997.

     OTHER INCOME. Other income decreased $109,000 to $11,000 in the first quarter ended April 30, 1998 from $120,000 in the comparable period in 1997. In the quarter ended April 30, 1997, the company received interest income related to certain insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has funded its operations and capital requirements with cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

      The Company's operating activities provided net cash of $2.7 million during the first quarter of fiscal 1998, consisting primarily of net decreases in inventories and accounts receivable, partially offset by the net loss, decreases in accounts payable and accrued liabilities and increases in prepaid expense. Net cash used in investing activities during the first quarter of fiscal 1998 was $352,000 and was primarily the result of capital expenditures. Net cash used in financing activities was $2.4 million during the first quarter of fiscal 1998 and represented net payments under revolving lines of credit and payments on long-term debt. The Company's working capital at April 30, 1998 was $(2.5) million and unrestricted cash was $306,000.

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

      Effective January 31, 1998, the Company renegotiated certain terms, including the covenants, of the Revolver. The renegotiated terms include interest at the bank's prime rate and maturity at March 31, 1999. The maximum loan limit remains at $10 million, subject to the availability of sufficient eligible inventory and accounts receivable.

      The Company's operating cash requirements for the remainder of fiscal 1998 include payment of approximately $4.2 million related to television advertisements run in November and December 1997. Such amount is due to two media companies and is being paid in monthly installments through October 1998. The Company has budgeted approximately $600,000 for capital expenditures, consisting primarily of purchases of tools and molds for fiscal 1998.

      At June 12, 1998, the Company had an additional borrowing capacity of an aggregate of $3.6 million under the Revolver and the Hong Kong Credit Facility. It is uncertain that cash flows from operations and the available borrowings under the Revolver and the Hong Kong Credit Facility will be sufficient to meet the Company's operating cash requirements and fund the Company's anticipated capital expenditures over the next twelve months. Accordingly, the Company is considering financing alternatives, including issuing additional debt and equity securities.

      The Company's Common Stock is listed on the Nasdaq National Market ("Nasdaq"). At January 31, 1998, and as of the date of this report, the Company's net tangible assets are below the Maintenance Standards for continued listing on Nasdaq. The Company requested an extension of time through the third quarter of fiscal 1998 to achieve compliance; however, this request was denied. The Company now expects to make an oral presentation to Nasdaq by late July 1998 on its plan to achieve compliance. Such plan may include issuing additional equity securities in order to maintain the Company's listing. However, there can be no assurance that the Company will be able to maintain the listing of its securities on Nasdaq. Delisting of the Company's Common Stock could have a material adverse effect on the Company's liquidity and could make it difficult for the Company to obtain future financing.

      As part of the Company's strategy, the Company will evaluate potential acquisitions of other toy businesses or product lines that the Company believes would complement its existing business. The Company has no present understanding or agreement with respect to any acquisition.

SEASONALITY

      The toy industry is very seasonal with the Christmas holiday season representing over two-thirds of total annual retail toy sales. The Company has experienced this seasonal pattern in its net sales. To accommodate this peak selling season, holiday toy lines are introduced early in the first calendar quarter. Retailers generally commit to their holiday season purchases during the first two calendar quarters and those orders are generally shipped to the retailers' distribution centers on a scheduled basis from May through October. During fiscal 1997, 73.9% of the Company's net sales were made during the Company's second and third fiscal quarters (May through October), generally in connection with retail sales for the Christmas holiday season. As a result of the seasonality of the Company's business, the Company expects that it will incur a loss in the first quarter and fourth quarter of each fiscal year, even in years in which the Company is profitable for the entire year.

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

                                    DSI Toys, Inc.


Dated:  June 15, 1998               /s/ M. D. DAVIS
                                    --------------------------------------------
                                    M. D. Davis
                                    Chairman and Chief Executive Officer



Dated:  June 15, 1998          By:  /s/ J. RUSSELL DENSON
                                    --------------------------------------------
                                    J. Russell Denson
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER           EXHIBIT

27          Financial Data Schedule.