Form 10-Q
period 1998-07-31
DSI TOYS INC
filed 1998-09-14
CIK 1034257

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of September 8, 1998, 6,000,000 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of July 31, 1998 and
          January 31, 1998 ............................................. 1

        Consolidated Statement of Operations for the Three
          Months and Six Months Ended July 31, 1998 and 1997............ 2

        Consolidated Statement of Cash Flows for the Six
          Months Ended July 31, 1998 and 1997........................... 3

        Notes to Consolidated Financial Statements...................... 4

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................ 5


                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS............................................... 9

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 9

Item 6. EXHIBITS AND REPORTS ON FORM 8-K................................ 9

Signatures..............................................................10

                                 DSI Toys, Inc.
                           Consolidated Balance Sheet


                                                                  JULY 31,       JANUARY 31,
                                                                    1998            1998
                                                                -------------   -------------
                                                                 (UNAUDITED)
                ASSETS
Current assets:
        Cash ................................................   $    746,809    $    383,690
        Restricted cash .....................................        150,000         150,000
        Accounts receivable, net ............................      7,787,819       8,008,288
        Inventories .........................................      6,613,443       6,437,418
        Income tax receivable ...............................      1,148,649         642,264
        Prepaid expenses ....................................      1,698,307         894,704
        Deferred income taxes ...............................        499,000         183,000
                                                                ------------    ------------
                Total current assets ........................     18,644,027      16,699,364

Property and equipment, net .................................      1,570,816       1,252,572
Advances to shareholder (life insurance premiums) ...........      1,411,108       1,278,401
Deferred income taxes .......................................      1,062,937       1,752,000
Other assets ................................................        200,199         224,783
                                                                ------------    ------------
                                                                $ 22,889,087    $ 21,207,120
                                                                ============    ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued liabilities ............   $ 12,535,085    $  9,740,201
        Current portion of long-term debt ...................      7,368,808         585,783
        Income taxes payable ................................         90,485         108,630
                                                                ------------    ------------
                Total current liabilities ...................     19,994,378      10,434,614
Long Term Debt ..............................................           --         7,495,000
Deferred income taxes .......................................        119,000         119,000
                                                                ------------    ------------
                Total liabilities ...........................     20,113,378      18,048,614
Shareholders' equity:
        Preferred stock, $.01 par value, 5,000,000
                shares authorized, none issued or outstanding           --              --
        Common stock, $.01 par value, 20,000,000 shares
                 authorized, 8,719,000 shares issued,
                 6,000,000 shares outstanding ...............         87,190          87,190
        Additional paid-in capital ..........................     21,162,568      21,162,568
        Common stock warrants ...............................        102,500         102,500
        Retained earnings ...................................      4,064,269       4,437,653
        Cumulative translation adjustment ...................         19,774          29,187
                                                                ------------    ------------
                                                                  25,436,301      25,819,098
        Less: treasury stock, 2,719,000 shares, at cost .....    (22,660,592)    (22,660,592)
                                                                ------------    ------------
              Total shareholders' equity ....................      2,775,709       3,158,506
                                                                ------------    ------------
                                                                $ 22,889,087    $ 21,207,120
                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                           THREE MONTHS ENDED JULY 31,       SIX MONTHS ENDED JULY 31,
                                                          ----------------------------      --------------------------
                                                              1998             1997            1998            1997
                                                            -------          --------        --------         ------
Net sales .............................................   $ 17,524,808    $ 24,382,678    $ 23,450,934    $ 31,810,385
Costs of goods sold ...................................     13,914,469      17,184,400      18,428,076      21,888,309
                                                          ------------    ------------    ------------    ------------
Gross profit ..........................................      3,610,339       7,198,278       5,022,858       9,922,076
Selling, general and administrative
  expense .............................................      2,983,404       4,326,968       5,192,626       7,344,663
                                                          ------------    ------------    ------------    ------------
Operating income (loss) ...............................        626,935       2,871,310        (169,768)      2,577,413
Interest expense ......................................        210,491         295,068         433,187         872,014
Other income ..........................................        (25,850)        (46,059)        (37,222)       (166,007)
                                                          ------------    ------------    ------------    ------------
Income (loss) before income taxes .....................        442,294       2,622,301        (565,733)      1,871,406
Provision for (benefit from) income taxes .............        170,540         944,028        (192,349)        673,707
                                                          ------------    ------------    ------------    ------------
Income (loss) before extraordinary item ...............        271,754       1,678,273        (373,384)      1,197,699
Extraordinary item (net of tax) .......................           --          (480,754)           --          (480,754)
                                                          ------------    ------------    ------------    ------------
Net income (loss) .....................................   $    271,754    $  1,197,519    $   (373,384)   $    716,945
                                                          ============    ============    ============    ============

BASIC EARNINGS PER SHARE
    Earnings (loss) per share before extraordinary item   $       0.05    $       0.30    $      (0.06)   $       0.26
                                                          ============    ============    ============    ============
    Earnings (loss) per share .........................   $       0.05    $       0.22    $      (0.06)   $       0.16
                                                          ============    ============    ============    ============
    Weighted average shares outstanding ...............      6,000,000       5,554,561       6,000,000       4,541,919
                                                          ============    ============    ============    ============

DILUTED EARNINGS PER SHARE
    Earnings (loss) per share before extraordinary item   $       0.05    $       0.30    $      (0.06)   $       0.26
                                                          ============    ============    ============    ============
    Earnings (loss) per share .........................   $       0.05    $       0.22    $      (0.06)   $       0.16
                                                          ============    ============    ============    ============
    Weighted average shares outstanding ...............      6,000,000       5,554,561       6,000,000       4,541,919
                                                          ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     SIX MONTHS ENDED JULY 31,
                                                                        1998           1997
                                                                   -------------  ------------
                                                                           (UNAUDITED)
Cash flows from operating activities:
    Net income ................................................   $   (373,384)   $    716,945
    Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
      Extraordinary item ......................................           --           480,754
      Depreciation and amortization ...........................        267,984         235,422
      Amortization and write-off of
         debt discount and issuance costs .....................           --           199,152
      Provision for doubtful accounts .........................         11,250          31,690
      Gain on sale of equipment ...............................           --            (4,106)
      Deferred income taxes ...................................        373,063         393,000
      Changes in assets and liabilities:
         Accounts receivable ..................................        209,220      (9,993,429)
         Due from shareholder .................................           --           151,667
         Inventories ..........................................       (176,025)     (3,689,403)
         Income taxes receivable/payable ......................       (524,530)         33,323
         Prepaid expenses .....................................       (803,603)     (1,445,109)
         Accounts payable and accrued liabilities .............      2,794,883       6,538,103
                                                                  ------------    ------------
            Net cash provided (used) by operating activitiies .      1,778,858      (6,351,991)
Cash flows from investing activities:
    Capital expenditures ......................................       (586,228)       (553,126)
    Proceeds from sale of equipment ...........................           --             5,640
    Life insurance premiums paid for shareholder ..............       (132,707)           --
    Decrease in insurance receivable from shareholder .........           --           287,058
    Decrease in other assets ..................................         24,584         409,439
                                                                  ------------    ------------
            Net cash provided (used) in investing activities ..       (694,351)        149,011
Cash flows from financing activities:
    Net borrowings (repayments) under revolving lines of credit       (711,975)      2,425,186
    Payments on long-term debt ................................           --       (13,423,618)
    Net proceeds from issuance of common stock ................           --        17,664,435
    Proceeds from sale of warrants to underwriters ............           --             2,500
                                                                  ------------    ------------
            Net cash provided (used) by financing activities ..       (711,975)      6,668,503
Effect of exchange rate changes on cash .......................         (9,413)         13,547
                                                                  ------------    ------------
Net increase in cash ..........................................        363,119         479,070
Cash and cash equivalents, beginning of period ................        383,690       1,501,992
                                                                  ------------    ------------
Cash and cash equivalents, end of period ......................   $    746,809    $  1,981,062
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

     The results of operations for the three months and six months ended July 31, 1998 are not necessarily indicative of the results expected for the full year ending January 31, 1999.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                           JULY 31, 1998  JANUARY 31, 1998
                                           -------------  ----------------
        Trade receivables ..............   $  8,847,686     $ 10,999,014
        Provisions for:
          Discounts, markdowns and
            return of defective
            goods ......................       (906,008)      (2,786,396)
          Doubtful accounts ............       (153,859)        (204,330)
                                           ------------     ------------
        Accounts receivable, net .......   $  7,787,819     $  8,008,288
                                           ============     ============


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

      1998 net sales are expected to be less than 1997 net sales because the Company's conservative 1998 strategy does not include any TV-promoted products. For the future, the Company intends to (a) focus on strengthening and growing core business; (b) continue to seek proprietary product from independent inventors and designers; (c) look for strategic brand and product licensing opportunities; and (d) strengthen product development and marketing to support effective planning, risk assessment, product development, marketing and sales. The Company has employed a Senior Vice President to oversee product development and has, effective August 20, 1998, employed a Senior Vice President to oversee marketing and strategic planning.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:


                                             PERCENT OF NET SALES
                                            ----------------------
                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                        ------------------   ----------------
                                              JULY 31,            JULY 31,
                                             ---------           ---------
                                          1998      1997      1998      1997
                                         ------    ------    ------    ------
Net sales ............................    100.0%    100.0%    100.0%    100.0%
Costs of goods sold ..................     79.4      70.5      78.6      68.8
                                          -----     -----     -----     -----
Gross profit .........................     20.6      29.5      21.4      31.2
Selling, general and
 administrative expenses .............     17.0      17.8      22.1      23.1
                                          -----     -----     -----     -----
Operating income .....................      3.6      11.7      (0.7)      8.1
Interest expense .....................      1.2       1.2       1.8       2.7
Other income .........................     (0.1)     (0.2)     (0.2)     (0.5)
                                          -----     -----     -----     -----
Income before income taxes ...........      2.5      10.7      (2.3)      5.9
Provision for income taxes ...........      1.0       3.9      (0.8)      2.1
                                          -----     -----     -----     -----
Income before extraordinary item .....      1.5       6.8      (1.5)      3.8
                                          -----     -----     -----     -----
Extraordinary item (net of tax ) .....      0.0      (1.9)      0.0      (1.5)
                                          -----     -----     -----     -----
Net income (loss) ....................      1.5%      4.9%     (1.5)%     2.3%
                                          =====     =====     =====     =====

THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THE THREE MONTHS ENDED
 JULY 31, 1997

      NET SALES. Net sales for the three months ended July 31, 1998 decreased $6.9 million, or 28.1%, to $17.5 million, from $24.4 million in the comparable period in 1997.

      Net sales of juvenile audio products during the second quarter ended July 31, 1998, remained relatively flat at $13.3 million compared to the similar period in 1997.

      Net sales of girls' toys decreased $5.9 million, or 89.6%, to $686,000 during the second quarter ended July 31, 1998, from $6.6 million in the comparable period in 1997. The sales for the second quarter 1997 were driven by the introduction of Baby Pick Me Up(TM) and Dreamie Sweets(TM) dolls. The absence of a new doll introduction during the second quarter 1998 led to comparatively lower sales in girls' toys.

      Net sales of boys' toys decreased $898,000, or 27.3%, to $2.4 million in the second quarter ended July 31, 1998, from $3.3 million in the comparable period in 1997. The decrease in net sales of boys' toys was primarily attributable to decreased sales of the radio-controlled Kawasaki(R) Ninja(R) motorcycles, partially offset by an increase in boy's role-play products. The Company's new radio-control vehicle "Burnin' Thunder" is scheduled for introduction in the third quarter.

      Net sales of products in other categories during the second quarter ended July 31, 1998, remained relatively flat at $1.2 million compared to the similar period in 1997.

      International net sales for the three months ended July 31, 1998 decreased $652,000, or 12.1%, to $4.7 million, from $5.4 million in the comparable period in 1997. The decline was due primarily to decreased sales to Canada, Italy, and Greece, partially offset by an increase in sales to France.

      GROSS PROFIT. Gross profit decreased 49.8% to $3.6 million for the second quarter ended July 31, 1998, from $7.2 million in the comparable period in 1997. Gross profit as a percentage of net sales decreased to 20.6% in the second quarter ended July 31, 1998 from 29.5% in the second quarter of fiscal 1997. Such decrease was primarily due to decreased sales of TV-promoted toys, principally dolls, which generally have higher gross margins to cover the related costs of TV advertising.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 31.1% to $3.0 million in the second quarter ended July 31, 1998 from $4.3 million in the second quarter of fiscal 1997. The decrease resulted primarily from absence of TV advertising expense in 1998.

      INTEREST EXPENSE. As a result of debt repayment using the proceeds from the Company's initial public offering in June, 1997, interest expense decreased $84,000 to $211,000 in the second quarter ended July 31, 1998 from $295,000 in the comparable period in 1997.

      OTHER INCOME. Other income decreased $20,000 to $26,000 in the second quarter ended July 31, 1998 from $46,000 in the comparable period in 1997. In the quarter ended July 31, 1997, the Company received interest income related to certain insurance proceeds.

SIX MONTHS ENDED JULY 31, 1998 COMPARED TO THE SIX MONTHS ENDED JULY 31, 1997

      NET SALES. Net sales for the six months ended July 31, 1998 decreased $8.4 million, or 26.3%, to $23.4 million, from $31.8 million in the comparable period in 1997.

      Net sales of juvenile audio products increased $586,000, or 3.6%, to $16.7 million during the six months ended July 31, 1998, from $16.1 million in the comparable period in 1997. Continued strength in walkie-talkies, as well as the introduction of two new guitars, led to this increase.

      Net sales of girls' toys decreased $7.9 million, or 81.8%, to $1.8 million during the six months July 31, 1998, from $9.7 million in the comparable period in 1997. Sales for the second quarter 1997 were driven by the introduction of Baby Pick Me Up(TM) and Dreamie Sweets(TM) dolls. The absence of a new doll introduction during the first six months of 1998 led to comparatively lower sales in girls' toys. Doll sales in the first two quarters of 1998 were comprised solely of final closeouts of 1997 inventory.

      Net sales of boys' toys decreased $1.3 million, or 29.5%, to $3.1 million in the six months ended July 31, 1998, from $4.4 million in the comparable period in 1997. The decrease in net sales of boys' toys was primarily attributable to decreased sales of the radio-controlled Kawasaki(R) Ninja(R) motorcycles, partially offset by an increase in boy's role-play products. The Company's new radio-control vehicle "Burnin' Thunder" is scheduled for introduction in the third quarter.

      Net sales of products in other categories increased $247,000, or 14.9%, to $1.9 million, during the six months ended July 31, 1998, from $1.7 in the comparable period in 1997. This increase was due primarily to the introduction of Squiggles(TM) , an outdoor water game.

      International net sales for the six months ended July 31, 1998 decreased $945,000, or 14.8%, to $5.5 million, from $6.4 million in the comparable period in 1997. The decline was due primarily to decreased sales to Canada, Italy, and Greece, partially offset by an increase in sales to France.

      GROSS PROFIT. Gross profit decreased 49.4% to $5.0 million for the six months ended July 31, 1998, from $9.9 million in the comparable period in 1997. Gross profit as a percentage of net sales decreased to 21.4% in the six months ended July 31, 1998 from 31.2% in the first six months of fiscal 1997. Such decrease was primarily due to decreased sales of TV-promoted toys, principally dolls, which generally have higher gross margins to cover the related costs of TV advertising.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 29.3% to $5.2 million in the six months ended July 31, 1998 from $7.3 million in the first six months of fiscal 1997. The decrease resulted primarily from the absence of TV advertising expense for the first two quarters of fiscal 1998.

      INTEREST EXPENSE. As a result of debt repayment using the proceeds from the Company's initial public offering in June, 1997, interest expense decreased $439,000 to $433,000 in the six months ended July 31, 1998 from $872,000 in the comparable period in 1997.

      OTHER INCOME. Other income decreased $129,000 to $37,000 in the six months ended July 31, 1998 from $166,000 in the comparable period in 1997. In the six months ended July 31, 1997, the Company received interest income related to certain insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has funded its operations and capital requirements with cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

      The Company's operating activities provided net cash of $1.8 million during the second quarter of fiscal 1998, consisting primarily of decreases in accounts receivable and increases in accounts payable and accrued liabilities, partially offset by the net loss and an increase in prepaid expenses and income taxes receivable. Net cash used in investing activities during the second quarter of fiscal 1998 was $694,000 and was primarily the result of capital expenditures. Net cash used in financing activities was $712,000 during the second quarter of fiscal 1998 and represented net payments under revolving lines of credit. The Company's working capital deficit at July 31, 1998 was $1.4 million and unrestricted cash was $747,000.

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

      The Company's operating cash requirements for the remainder of fiscal 1998 and 1999 include payments totaling approximately $4.1 million related to television advertisements run in November and December 1997. Such amount is due to two media companies and, after a recent renegotiation, is currently being paid in monthly installments through November 1999. The Company has budgeted approximately $600,000 for capital expenditures, consisting primarily of purchases of tools and molds for fiscal 1998.

      In addition, the Company is obligated to make future minimum royalty payments under certain of its license agreements. As of July 31, 1998, the Company was required to pay guaranteed royalties under these licenses of $19,000 in fiscal 1998 and $150,000 per year from 1999 through year 2002.

      At September 8, 1998, the Company had an additional borrowing capacity of an aggregate of $6.8 million under the Revolver and the Hong Kong Credit Facility. It is uncertain that cash flows from operations and the available borrowings under the Revolver and the Hong Kong Credit Facility will be sufficient to meet the Company's operating cash requirements and fund the Company's anticipated capital expenditures over the next twelve months. It is also uncertain whether the Revolver and the Hong Kong Facility can be renewed on similar terms when the current agreements expire. Based on current projections for the remainder of 1998, it is likely that the Company will fall out of compliance with certain of the covenants of the Revolver in the third quarter 1998. While there can be no assurance, the Company believes that Bank One will grant waivers of covenant violations if necessary. If Bank One does not waive such violations, however, it could declare the entire outstanding balance immediately due and payable. The Company also believes that it can obtain acceptable credit from other sources if the Revolver and Hong Kong Facility must be replaced, and it is considering its options in this regard. In addition, the Company is considering financing alternatives, including issuing additional debt and equity securities.

      Effective August 17, 1998 listing of the Company's Common Stock was moved to the Nasdaq SmallCap Market from the Nasdaq National Market because the Company's net tangible assets are below the Maintenance Standards for continued listing on the Nasdaq National Market. Management does not believe that the move to the SmallCap Market will have any material adverse effect on trading of the Company's common stock or on the Company's ability to issue additional equity if required.

      As part of the Company's strategy, the Company will evaluate potential acquisitions of other toy businesses or product lines that the Company believes would complement its existing business. The Company has no present understanding or agreement with respect to any acquisition.

SEASONALITY

      The toy industry is very seasonal with the Christmas holiday season representing over two-thirds of total annual retail toy sales. The Company has experienced this seasonal pattern in its net sales. To accommodate this peak selling season, holiday toy lines are introduced early in the first calendar quarter. Retailers generally commit to their holiday season purchases during the first two calendar quarters and those orders are generally shipped to the retailers' distribution centers on a scheduled basis from May through October. During fiscal 1997, 73.9% of the Company's net sales were made during the Company's second and third fiscal quarters (May through October), generally in connection with retail sales for the Christmas holiday season. As a result of the seasonality of the Company's business, the Company expects that it will incur a loss in the first quarter and fourth quarter of each fiscal year, even in years in which the Company is profitable for the entire year. OTHER

INFORMATION

      On June 16, 1998, the Company exercised its option to renew its license agreement with Kawasaki Motors Corp., U.S.A. for four years through December 31, 2002 covering radio-controlled vehicles, toy musical instruments, children's and juvenile radios, walkie-talkies, FM microphones, and flying toys. The license continues to be non-exclusive; however, in 1994 when the Company commenced its relationship with Kawasaki, Kawasaki and its licensing agent represented to the Company that no license agreements would be entered into with other toy companies covering goods licensed to the Company. The Company knows of no competitor who has been given a license from Kawasaki on goods covered by the Company's license agreement. Although the license agreement is country specific, the expansive list of covered countries gives the Company distribution rights in substantially all of the countries in which the Company distributes products. The license agreement provides for guaranteed future minimum royalty payments of $150,000 per year, or $600,000 over the four-year term of the license.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting of shareholders on June 23, 1998. The following are the results of certain matters voted upon at the meeting:

(a) With respect to the election of directors whose terms expired in 1998, shares were voted as follows:

                                        RICHARD R. NEITZ    DOUGLAS A. SMITH
                                        ----------------    ----------------
     For ..............................     5,226,878           5,184,270
     Withheld .........................        69,220             111,828
                                            ---------           ---------
                                            5,296,098           5,296,098
                                            =========           =========

     Messrs. Neitz and Smith were elected for terms expiring on the date of the annual meeting of shareholders in 2001. The following members of the Board of Directors have terms expiring on the date of the annual meeting of shareholders in the years indicated: Jack R. Crosby and Barry B. Conrad - 1999, Joseph N. Matlock and M. D. Davis - 2000.


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


                                      DSI Toys, Inc.

Dated:  September 14, 1998            /s/ M.D. DAVIS
                                          M.D. Davis
                                          Chairman and Chief Executive Officer


Dated:  September 14, 1998        By: /s/ J. RUSSELL DENSON
                                          J. Russell Denson
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Finanical
                                          and Accounting Officer)

                               NOTES TO EXHIBITS

EXHIBIT
NUMBER               EXHIBIT
-------             --------

  27               Financial Data Schedule