Form 10-Q
period 1998-10-31
DSI TOYS INC
filed 1998-12-15
CIK 1034257

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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




As of December 9, 1998, 6,000,000 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

                                TABLE OF CONTENTS


                                                                            PAGE

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of October 31, 1998 and January 31,
         1998...............................................................1

        Consolidated Statement of Operations for the Three Months and Nine
         Months Ended October 31, 1998 and 1997.............................2

        Consolidated Statement of Cash Flows for the Nine Months Ended
         October 31, 1998 and 1997..........................................3

        Notes to Consolidated Financial Statements..........................4

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...............................................5


                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS..................................................10

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...................................10

Signatures.................................................................11

                                 DSI Toys, Inc.
                           Consolidated Balance Sheet

                                                                        October 31,     January 31,
                                                                           1998             1998
                                                                      ------------    ------------
                                                                        (Unaudited)
                                     ASSETS
Current assets:
      Cash ........................................................   $  1,213,621    $    383,690
      Restricted cash .............................................        150,000         150,000
      Accounts receivable, net ....................................      6,893,518       8,008,288
      Inventories .................................................      6,797,276       6,437,418
      Income tax receivable .......................................        553,462         642,264
      Prepaid expenses ............................................      1,306,408         894,704
      Deferred income taxes .......................................        499,000         183,000
                                                                      ------------    ------------
           Total current assets ...................................     17,413,285      16,699,364

Property and equipment, net .......................................      1,470,210       1,252,572
Advances to shareholder (life insurance premiums) .................      1,477,461       1,278,401
Deferred income taxes .............................................        667,790       1,752,000
Other assets ......................................................        273,957         224,783
                                                                      ------------    ------------
                                                                      $ 21,302,703    $ 21,207,120
                                                                      ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities ....................   $ 10,745,675    $  9,740,201
      Current portion of long-term debt ...........................      5,793,318         585,783
      Income taxes payable ........................................        441,933         108,630
                                                                      ------------    ------------
           Total current liabilities ..............................     16,980,926      10,434,614
Long Term Debt ....................................................           --         7,495,000
Deferred income taxes .............................................        119,000         119,000
                                                                      ------------    ------------
           Total liabilities ......................................     17,099,926      18,048,614
Shareholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares authorized,
           none issued or outstanding .............................           --              --
      Common stock, $.01 par value, 20,000,000 shares authorized,
            8,719,000 shares issued, 6,000,000 shares outstanding .         87,190          87,190
      Additional paid-in capital ..................................     21,162,568      21,162,568
      Common stock warrants .......................................        102,500         102,500
      Retained earnings ...........................................      5,494,057       4,437,653
      Cumulative translation adjustment ...........................         17,054          29,187
                                                                      ------------    ------------
                                                                        26,863,369      25,819,098
      Less:treasury stock, 2,719,000 shares, at cost ..............    (22,660,592)    (22,660,592)
                                                                      ------------    ------------
           Total shareholders' equity .............................      4,202,777       3,158,506
                                                                      ------------    ------------
                                                                      $ 21,302,703    $ 21,207,120
                                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                          DSI Toys, Inc.
               Consolidated Statement of Operations
                            (Unaudited)

                                                              Three Months Ended          Nine Months Ended
                                                                  October 31,                 October 31,
                                                          --------------------------  ---------------------------
                                                               1998          1997          1998           1997
                                                          ------------  ------------  ------------   ------------
Net sales .............................................   $ 24,563,262  $ 30,018,242  $ 48,014,196   $ 61,828,627
Costs of goods sold ...................................     18,948,648    22,643,185    37,376,724     44,531,494
                                                          ------------  ------------  ------------   ------------
Gross profit ..........................................      5,614,614     7,375,057    10,637,472     17,297,133
Selling, general and administrative expenses ..........      3,148,296    13,434,338     8,340,922     20,779,001
                                                          ------------  ------------  ------------   ------------
Operating income (loss) ...............................      2,466,318    (6,059,281)    2,296,550     (3,481,868)
Interest expense ......................................        276,916       286,124       710,103      1,158,138
Other income ..........................................        (26,963)      (49,771)      (64,185)      (215,778)
                                                          ------------  ------------  ------------   ------------
Income (loss) before income taxes .....................      2,216,365    (6,295,634)    1,650,632     (4,424,228)
Provision for (benefit from) income taxes .............        786,577    (2,266,428)      594,228     (1,592,721)
                                                          ------------  ------------  ------------   ------------
Income (loss) before extraordinary item ...............      1,429,788    (4,029,206)    1,056,404     (2,831,507)
Extraordinary item (net of tax) .......................           --            --            --         (480,754)
                                                          ------------  ------------  ------------   ------------
Net income (loss) .....................................   $  1,429,788  $ (4,029,206) $  1,056,404   $ (3,312,261)
                                                          ============  ============  ============   ============

Basic earnings per share
    Earnings (loss) per share before extraordinary item   $       0.24  $      (0.67) $       0.18   $      (0.56)
                                                          ============  ============  ============   ============
    Earnings (loss) per share .........................   $       0.24  $      (0.67) $       0.18   $      (0.66)
                                                          ============  ============  ============   ============
    Weighted average shares outstanding ...............      6,000,000     6,000,000     6,000,000      5,033,814
                                                          ============  ============  ============   ============

Diluted earnings per share
    Earnings (loss) per share before extraordinary item   $       0.24  $      (0.67) $       0.18   $      (0.56)
                                                          ============  ============  ============   ============
    Earnings (loss) per share .........................   $       0.24  $      (0.67) $       0.18   $      (0.66)
                                                          ============  ============  ============   ============
    Weighted average shares outstanding ...............      6,000,000     6,000,000     6,000,000      5,033,814
                                                          ============  ============  ============   ============

          See accompanying notes to consolidated financial statements.

                               DSI Toys, Inc.
                    Consolidated Statement of Cash Flows

                                                                  Nine Months Ended October 31,
                                                                        1998            1997
                                                                  ------------    ------------
                                                                           (Unaudited)
Cash flows from operating activities:
    Net income (loss) .........................................   $  1,056,404    $ (3,312,261)
    Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
      Extraordinary item ......................................           --           480,754
      Depreciation and amortization ...........................        469,038         585,854
      Amortization and write-off of
         debt discount and issuance costs .....................           --           199,152
      Provision for doubtful accounts .........................         36,541          74,487
      Gain on sale of equipment ...............................           --            (3,355)
      Deferred income taxes ...................................        768,210      (1,638,802)
      Changes in assets and liabilities:
         Accounts receivable ..................................      1,078,229      (8,206,246)
         Due from shareholder .................................           --           151,667
         Inventories ..........................................       (359,858)     (8,668,928)
         Income taxes receivable/payable ......................        422,105        (193,211)
         Prepaid expenses .....................................       (411,704)        567,903
         Accounts payable and accrued liabilities .............      1,005,474      11,294,499
                                                                  ------------    ------------
            Net cash provided (used) by operating activities ..      4,064,439      (8,668,487)
Cash flows from investing activities:
    Capital expenditures ......................................       (686,676)       (665,595)
    Proceeds from sale of equipment ...........................           --             6,140
    Life insurance premiums paid for shareholder ..............       (199,060)           --
    Decrease in insurance receivable from shareholder .........           --           220,704
    (Increase)/decrease in other assets .......................        (49,174)        368,213
                                                                  ------------    ------------
            Net cash used in investing activities .............       (934,910)        (70,538)
Cash flows from financing activities:
    Net borrowings (repayments) under revolving lines of credit     (2,287,465)      3,861,560
    Payments on long-term debt ................................           --       (13,427,225)
    Net proceeds from issuance of common stock ................           --        17,753,184
    Proceeds from sale of warrants to underwriters ............           --             2,500
                                                                  ------------    ------------
            Net cash provided (used) by financing activities ..     (2,287,465)      8,190,019
Effect of exchange rate changes on cash .......................        (12,133)         35,893
                                                                  ------------    ------------
Net increase (decrease) in cash ...............................        829,931        (513,113)
Cash and cash equivalents, beginning of period ................        383,690       1,501,992
                                                                  ------------    ------------
Cash and cash equivalents, end of period ......................   $  1,213,621    $    988,879
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

     The results of operations for the three months and nine months ended October 31, 1998 are not necessarily indicative of the results expected for the full year ending January 31, 1999.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                           OCTOBER 31, 1998   JANUARY 31, 1998
                                           ----------------   ----------------

        Trade receivables ..............   $     9,016,221    $    10,999,014
        Provisions for:
          Discounts, markdowns and
               return of defective goods        (1,948,673)        (2,786,396)
          Doubtful accounts ............          (174,030)          (204,330)
                                           ---------------    ---------------
        Accounts receivable, net .......   $     6,893,518    $     8,008,288
                                           ===============    ===============


3.    COMPREHENSIVE INCOME

     Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components. Adoption of SFAS 130 did not have a material impact on the Company's financial statements.

     ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     EXCEPT AS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" REFER TO DSI TOYS, INC. AND ITS WHOLLY OWNED SUBSIDIARY, DSI (HK) LTD. ("DSI (HK)"). THE TERMS "FISCAL YEAR" AND "FISCAL" REFER TO THE COMPANY'S FISCAL YEAR WHICH IS THE YEAR ENDING JANUARY 31 OF THE FOLLOWING CALENDAR YEAR MENTIONED (E.G., A REFERENCE TO FISCAL 1998 IS A REFERENCE TO THE FISCAL YEAR ENDING JANUARY 31,
1999).

GENERAL

     The Company designs, develops, markets and distributes toys and children's consumer electronics. Core product categories are (i) juvenile audio products, including Tech-Link(Trademark) and Digi-Tech(Trademark) walkie-talkies, pre-teen audio products and Kawasaki(Registered Trademark) musical toys; (ii) girls' toys, including dolls, play sets and accessories; and (iii) boys' toys, including Kawasaki(Registered Trademark) and Burnin' Thunder (Trademark) radio control vehicles, BlockMen (Trademark) construction sets and western and military action toys. Historically, the majority of the Company's sales have been made to customers based in the United States. All of the Company's international sales are denominated in United States dollars. Therefore, the Company is not subject to exchange rate risk with respect to international sales.

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                               Percent of Net Sales
                                               --------------------
                                    Three Months Ended       Nine Months Ended
                                        October 31,             October 31,
                                        -----------             -----------

                                       1998       1997       1998       1997
                                      --------   --------   --------   --------
Net sales........................      100.0%     100.0%     100.0%     100.0%
Costs of goods sold..............       77.1       75.4       77.8       72.0
                                      --------   --------   --------   --------
Gross profit.....................       22.9       24.6       22.2       28.0
Selling,  general and  administrative
expenses.........................       12.8       44.8       17.4       33.6
                                      --------   --------   --------   --------
Operating income (loss)..........       10.1      (20.2)       4.8       (5.6)
Interest expense.................        1.1        1.0        1.5        1.9
Other income.....................       (0.1)      (0.2)      (0.1)      (0.3)
                                      --------   --------   --------   --------
Income (loss) before income taxes        9.1      (21.0)       3.4       (7.2)
Provision  for (benefit  from) income
taxes............................        3.2       (7.6)       1.2       (2.6)
                                      --------   --------   --------   --------
Income  (loss)  before  extraordinary
item.............................        5.9      (13.4)       2.2       (4.6)
Extraordinary item (net of tax)..        0.0        0.0        0.0       (0.8)
                                      --------   --------   --------   --------
Net income (loss)................        5.9%     (13.4)%      2.2%      (5.4)%
                                      ========   ========   ========   ========

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1997

     NET SALES. Net sales for the three months ended October 31, 1998 decreased $5.4 million, or 18.2%, to $24.6 million, from $30.0 million in the comparable period in 1997.

     Net sales of juvenile audio products increased $1.4 million, or 8.2%, to $18.0 million during third quarter ended October 31, 1998, from $16.7 million in the comparable period in 1997. This increase was due primarily to continued strength in walkie talkies and musical keyboards, partially offset by a decline in pre-school audio products.

     Net sales of girls' toys decreased $6.8 million, or 83.2%, to $1.4 million during the third quarter ended October 31, 1998, from $8.2 million in the comparable period in 1997. Sales for the third quarter 1997 were driven principally by the TV-promotion of three dolls (Baby Pick Me Up(Registered Trademark), Dreamie Sweets(Registered Trademark) and Rosie(Registered Trademark)). Sales for the third quarter 1998 were comprised principally of one new non-promoted doll (Baby Learns To Walk(Trademark)).

     Net sales of boys' toys increased $1.6 million, or 72.3%, to $3.8 million in the third quarter ended October 31, 1998, from $2.2 million in the comparable period in 1997. The increase was due primarily to the introduction of the BlockMen(Trademark) construction sets and the new radio-controlled "Burnin' Thunder"(Trademark) car, partially offset by a decrease in sales of the radio-controlled Kawasaki(Registered Trademark) Ninja(Registered Trademark) motorcycle.

     Net sales of products in other categories decreased $1.6 million, or 54.3%, to $1.4 million during the third quarter ended October 31, 1998, from $3.0 million in the comparable period in 1997. The decrease was due primarily to decreased sales of handheld electronics games and Hoppin' Poppin' Spaceballs(Registered Trademark), an action game that was TV promoted in 1997.

     International net sales for the three months ended October 31, 1998 decreased $2.0 million, or 29.2%, to $4.8 million, from $6.8 million in the comparable period in 1997. The decline was due primarily to decreased sales to United Kingdom, Canada, Greece, Italy and Mexico.

     Gross profit. Gross profit decreased 23.9% to $5.6 million for the third quarter ended October 31, 1998, from $7.4 million in the comparable period in 1997. Gross profit as a percentage of net sales decreased to 22.9% in the third quarter ended October 31, 1998, from 24.6% in the third quarter of fiscal 1997. Such decrease was primarily due to decreased sales of TV-promoted toys, principally dolls, which generally have higher gross margins to cover the related costs of TV advertising.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased 76.6% to $3.1 million in the third quarter ended October 31, 1998, from $13.4 million in the third quarter of fiscal 1997. The decrease resulted primarily from absence of the TV advertising expense in 1998.

     Interest expense. Interest expense during the third quarter ended October 31, 1998 remained relatively flat at $277,000 compared to $286,000 in the similar period in 1997.

     Other income. Other income decreased $23,000 to $27,000 in the third quarter ended October 31, 1998, from $50,000 in the comparable period in 1997, reflecting the effect of changes in levels of short-term investments and foreign exchange translation.

NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 1997

     NET SALES. Net sales for the nine months ended October 31, 1998 decreased $13.8 million, or 22.3%, to $48.0 million, from $61.8 million in the comparable period in 1997.

     Net sales of juvenile audio products increased $2.0 million, or 6.0%, to $34.7 million during the nine months ended October 31, 1998, from $32.8 million in the comparable period in 1997. The increase was primarily attributable to continued strength in walkie-talkies and musical keyboards, partially offset by a decline in pre-school audio products.

     Net sales of girls' toys decreased $14.7 million, or 82.4%, to $3.1 million during the nine months ended October 31, 1998, from $17.8 million in the comparable period in 1997. Sales for the nine months ended October 31, 1997 were driven principally by the TV promotion of three dolls (Baby Pick Me Up(Registered Trademark), Dreamie Sweets(Registered Trademark) and

Rosie(Registered Trademark)). Sales for the nine months ended October 31, 1998 were comprised principally of sales of one new non-promoted doll (Baby Learns To Walk(Trademark)) and final closeouts of 1997 doll inventory.

     Net sales of boys' toys increased $285,000, or 4.3%, to $6.9 million in the nine months ended October 31, 1998, from $6.6 million in the comparable period in 1997. This increase was attributable to the introduction of the BlockMen(Trademark) construction sets and the new radio-controlled "Burnin' Thunder"(Trademark) car, partially offset by a decrease in sales of the radio-controlled Kawasaki(Registered Trademark) Ninja(Registered Trademark) motorcycle.

     Net sales of products in other categories decreased $1.4 million, or 30.0%, to $3.3 million during the nine months ended October 31, 1998, from $4.7 in the comparable period in 1997. The decrease was due primarily to decreased sales of handheld electronic games and Hoppin' Poppin' Spaceballs(Registered Trademark), an action game that was TV promoted in 1997.

     International net sales for the nine months ended October 31, 1998 decreased $2.9 million, or 22.2%, to $10.2 million, from $13.2 million in the comparable period in 1997. The decline was due primarily to decreased sales to Canada, Italy, Greece, United Kingdom and Mexico, partially offset by an increase in sales to Denmark and France.

     GROSS PROFIT. Gross profit decreased 38.5% to $10.6 million for the nine months ended October 31, 1998, from $17.3 million in the comparable period in 1997. Gross profit as a percentage of net sales decreased to 22.2% in the nine months ended October 31, 1998, from 28.0% in the first nine months of fiscal 1997. Such decrease was primarily due to decreased sales of TV-promoted toys, principally dolls, which generally have higher gross margins to cover the related costs of TV advertising.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 59.9% to $8.3 million in the nine months ended October 31, 1998, from $20.8 million in the first nine months of fiscal 1997. The decrease resulted primarily from the absence of TV advertising expense for the first three quarters of fiscal 1998.

     INTEREST EXPENSE. As a result of debt repayment using the proceeds from the Company's initial public offering in June 1997, interest expense decreased $448,000 to $710,000 in the nine months ended October 31, 1998, from $1.2 million in the comparable period in 1997.

     OTHER INCOME. Other income decreased $152,000 to $64,000 in the nine months ended October 31, 1998, from $216,000 in the comparable period in 1997. In 1997, the Company received interest income related to certain insurance proceeds. The effects of foreign currency translation also contributed to the decrease.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has funded its operations and capital requirements with cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

     For the nine months ended October 31, 1998, the Company's operating activities provided net cash of $4.1 million, consisting primarily of decreases in accounts receivable and income taxes receivable and increases in accounts payable and accrued liabilities, partially offset by the increases in inventories and prepaid expenses. Net cash used in investing activities was $935,000 and was primarily the result of capital expenditures. Net cash used in financing activities was $2.3 million and represented net payments under revolving lines of credit. The Company's working capital at October 31, 1998 was $432,000 and unrestricted cash was $1.2 million.

     The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the first two fiscal quarters. To manage these working capital requirements, the Company maintains credit facilities secured principally by accounts receivable and inventory. The Company currently has a line of credit facility with State Street Bank and Trust Company - Hong Kong Branch (the "Hong Kong Credit Facility") and a revolving credit facility with Bank One, Texas, N.A. (the "Revolver").

     The Company's operating cash requirements for the remainder of fiscal 1998 and 1999 include payments totaling approximately $3.3 million related to television advertisements run in November and December 1997. Such amount is due to two media companies and is currently being paid in monthly installments through November 1999. The Company has projected approximately $1 million for capital expenditures, consisting primarily of purchases of tools and molds for fiscal 1999.

     In addition, the Company is obligated to make future minimum royalty payments under certain of its license agreements. As of October 31, 1998, the Company was required to pay guaranteed royalties under these licenses of $15,000 in fiscal 1998 and $150,000 per year from 1999 through year 2002.

     At December 9, 1998, the Company had additional borrowing capacity of an aggregate of $1.3 million under the Revolver and the Hong Kong Credit Facility. As of October 31, 1998, the Company was out of compliance with certain of the covenants of the Revolver, and on December 7, 1998, Bank One notified the Company that such noncompliance constituted events of default. However, by agreement dated December 11, 1998, Bank One agreed not to exercise its rights and remedies with respect to such default, and the Company agreed to accelerate the maturity of the Revolver to January 22, 1999 from March 31, 1999. The Company believes that it can obtain acceptable credit from other sources to replace the Revolver by January 22, 1999. The Company has received non-binding proposals from two lenders to replace the Revolver. However, there can be no assurance that the Company can replace the Revolver, and in the event it is not fully replaced, the Company's ability to fund its operations would be adversely affected. The Company is considering financing alternatives, including issuing additional debt and equity securities.

     Effective August 17, 1998, listing of the Company's Common Stock was moved to the Nasdaq SmallCap Market from the Nasdaq National Market because the Company's net tangible assets are below the Maintenance Standards for continued listing on the Nasdaq National Market. Management does not believe that the move to the SmallCap Market has had or will have any material adverse effect on trading of the Company's common stock or on the Company's ability to issue additional equity if required.

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

YEAR 2000 COMPLIANCE

     Many existing computer systems and programs process transactions using two digits rather than four digits for the year of a transaction. Unless the hardware and/or the software has been modified, a significant number of those computer systems and programs may process a transaction with a date of the year 2000 as the year "1900", which could cause the system or the program to fail or create erroneous results before, on or after January 1, 2000 (the "Y2K Issue").

     The Company's principal computer systems consist of: (i) management information software ("MIS") for accounts receivable, general ledger, payables, order entry, sales reporting, inventory tracking, product distribution, and production scheduling; (ii) electronic data interchange ("EDI") for order-taking, invoicing and the like between the Company and its major customers; (iii) local area network and personal computer operating systems.

     The MIS systems at the Company's Hong Kong subsidiary have been upgraded and successfully tested to be Y2K compliant. The MIS systems at the Company's U.S. headquarters are in the process of being upgraded, replaced and tested.

     The Company is currently reprogramming, or replacing, and testing the EDI software. The Company is communicating with its customers to evaluate their EDI Y2K compliance. The Company believes that over the upcoming months its major customers plan to test their EDI systems for internal, intermediary and supplier Y2K compliance. The Company would be unable to receive and invoice orders from a customer though EDI if the customer or its EDI intermediaries were not Y2K compliant. Although the Company does not transmit electronic orders to its independent manufacturers, delays or non-delivery of goods to the Company could arise from Y2K Issues affecting their businesses and presently the Company is communicating with its independent manufacturers to evaluate their Y2K compliance.

      The Company's local area network operating system will require upgrades according to vendors, but such upgrades are available at minimal cost. The Company also intends to replace personal computers and software found not to be Y2K compliant.

     The Company has incurred approximately $7,000 in expenses in connection with making its computer systems and programs Y2K compliant. The Company expects to incur additional Y2K costs of approximately $25,000 throughout the balance of 1998 and 1999. The Company is utilizing both internal and external sources to address Y2K Issues, and the Company anticipates Y2K compliance by June 30, 1999. All historical and future costs have been and will continue to be funded out of existing cash and cash flow from operations.

     The failure to successfully address a material Y2K Issue could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Particularly because of the uncertainty of the Y2K readiness of customers, suppliers and contractors, the Company is unable to assess at this time whether the consequences of the Y2K Issue will have a material impact on the Company's results of operations, liquidity or financial condition.

     The Company currently has not developed a detailed contingency plan. The Company assesses its Y2K status regularly and will begin to develop comprehensive contingency plans if the Company believes it will not complete the Y2K project in a timely manner. If the Company's Y2K project is not completed on a timely basis, or if its major customers or suppliers fail to address all of the Y2K Issues, the Company believes it could have a material adverse impact on the Company's operations.

     The cost of Y2K compliance and the referenced completion dates are based on management's best estimates and may be updated as additional information becomes available. Reference is made to the first paragraph of Part I Item 2 of this report, which addresses forward-looking statements made by the Company.

                             PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     Effective August 28, 1998 the Company entered into a confidential agreement which settled all claims in the lawsuit brought by a former independent sales representative for the Company (Anderson-Crawford Associates, Inc., et al vs. DSI Toys, Inc., et al., CA. No. 286,815-401, Probate Court No. 3 of Harris County, Texas). The settlement did not have a material adverse effect on either the Company's financial position or results of operations.

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


                              DSI Toys, Inc.

Dated:  December 15, 1998     /s/ M. D. DAVIS
                              -------------------------------------------------
                              M. D. Davis
                              Chairman and Chief Executive Officer



Dated:  December 15, 1998     By:  /s/ J. RUSSELL DENSON
                              -------------------------------------------------
                              J. Russell Denson
                              Executive Vice President and Chief Financial
                              Officer
                              (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER       EXHIBIT
  ------       -------

   10.22       Second Amendment to Amended and Restated Letter Loan Agreement.
   27          Financial Data Schedule.