Form 10-K
period 1999-01-31
DSI TOYS INC
filed 1999-05-03
CIK 1034257

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



     FOR THE FISCAL YEAR ENDED:                        COMMISSION FILE NUMBER:
          JANUARY 31, 1999                                     0-22545


                                 DSI TOYS, INC.
             (Exact name of Registrant as specified in its charter)


                          TEXAS                                74-1673513
              (State or other jurisdiction                   (I.R.S. Employer
            of incorporation or organization)               Identification No.)


           1100 WEST SAM HOUSTON PARKWAY NORTH
                     HOUSTON, TEXAS                                  77043
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April, 26, 1999 was $12,856,975. As of April 26, 1999, there were 6,566,038 shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders to be held on May 24, 1999 are incorporated by reference in Part III of this Form 10-K.

                              TABLE OF CONTENTS

                                                                           Page

Safe Harbor Statement........................................................1

Part I

Item 1. Business.............................................................1
Item 2. Properties..........................................................11
Item 3. Legal Proceedings...................................................12
Item 4. Submission of Matters to a Vote of Security Holders.................12

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder
            Matters.........................................................13
Item 6. Selected Consolidated Financial Data................................14
Item 7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................15
Item 8. Financial Statements and Supplementary Data.........................20
Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................21

Part III

Item 10.   Directors and Executive Officers of the Registrant...............22
Item 11.   Executive Compensation...........................................22
Item 12.   Security Ownership of Certain Beneficial Owners and Management...22
Item 13.   Certain Relationships and Related Transactions...................22

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K......................................................22

Signatures..................................................................23

Index to Consolidated Financial Statements and Schedule....................F-1

Index to Exhibits..........................................................E-1

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: STATEMENTS IN THIS REPORT THAT ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT PLANS AND EXPECTATIONS REGARDING PRODUCTS AND OPPORTUNITIES, DEMAND AND ACCEPTANCE OF NEW AND EXISTING PRODUCTS, CAPITAL RESOURCES AND FUTURE FINANCIAL CONDITION AND RESULTS ARE FORWARD-LOOKING. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED. THESE UNCERTAINTIES AND RISKS INCLUDE CHANGING CONSUMER PREFERENCES, LACK OF SUCCESS OF NEW PRODUCTS, LOSS OF THE COMPANY'S CUSTOMERS, LIQUIDITY OF THE COMPANY, COMPETITION, AND OTHER FACTORS DISCUSSED IN THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.
      EXCEPT AS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" REFER TO DSI TOYS, INC. AND ITS WHOLLY OWNED SUBSIDIARY, DSI (HK) LTD. ("DSI(HK)"). THE TERMS "FISCAL YEAR" AND "FISCAL" REFER TO THE COMPANY'S FISCAL YEAR WHICH IS THE YEAR ENDING JANUARY 31 OF THE FOLLOWING CALENDAR YEAR MENTIONED (E.G., A REFERENCE TO FISCAL 1998 IS A REFERENCE TO THE FISCAL YEAR ENDED JANUARY 31, 1999).

                                    PART I

ITEM 1.  BUSINESS

GENERAL

      The Company designs, develops, markets and distributes toys and children's consumer electronics. The Company's core product categories are (i) juvenile audio products, including walkie-talkies, pre-school audio products, pre-teen audio products and musical toys; (ii) girls' toys, including dolls, play sets and accessories; and (iii) boys' toys, including radio-controlled vehicles, action figures and western and military action toys. Founded in 1970, the Company historically was principally a supplier of non-proprietary toys to deep discount stores and regional drug store chains. With the addition of new senior management personnel in 1990, the Company began to market its product line to major toy retailers by emphasizing packaging and developing in-house brands. Further, in fiscal 1993, the Company began to emphasize the development and marketing of proprietary products, consisting of toys developed by the Company incorporating concepts licensed from outside inventors, products designed in-house, products for which the Company owns the molds and products incorporating trademarks licensed to the Company.

      Traditionally a supplier of juvenile audio products and boys' toys, the Company has diversified its product offerings in recent years, primarily through its expansion into the girls' toys category with the introduction of the Rosie(R) doll in fiscal 1995, into radio-controlled vehicles with the introduction of the Kawasaki(R) Ninja(R) Supergyro(TM) motorcycle in fiscal 1997 and the Burnin' Thunder(TM) Super Sound R/C vehicle in 1998, into action games with the introduction of Hoppin' Poppin' Spaceballs(R) in fiscal 1997, and into construction sets with the introduction of BlockMen(TM) in fiscal 1998.

      The Company offers several licensed products under the Kawasaki(R) brand name, including musical instruments and radio-controlled vehicles. The Company also has developed and currently is marketing products incorporating several in-house brand names, including Tech-Link(TM) (walkie-talkies), LA Rock(R) (musical toys and audio products), American Frontier(TM) (western role play toys), BlockMen(TM) (construction sets), and My Music Maker(R) (musical toys and pre-school audio products). The Company believes that it is the leading supplier of walkie-talkies to United States toy retailers.

      The Company sells primarily to retailers, including mass merchandising discounters such as Wal-Mart, Kmart and Target, specialty toy retailers such as Toys "R" Us, Kay-Bee Toy & Hobby, F.A.O. Schwarz, Zany Brainy, Noodle Kidoodle and QVC, and deep discount stores such as Family Dollar Stores, Inc., Consolidated Stores Corporation and Value City Department Stores, Inc. Although the

Company's sales have been made primarily to customers based in the United States, international net sales accounted for approximately 21% of the Company's net sales during fiscal 1998.

      Approximately 72% of the Company's net sales (by dollar volume) were made FOB Asia during fiscal 1998. Products sold FOB Asia are shipped directly to customers from the factory and are not carried by the Company in inventory. The Company also maintains an inventory of certain products in its Houston, Texas facilities, principally to support sales to the Company's customers of continuous stock items that are offered by the customers on a year-round basis.

      On April 15, 1999, the Company entered into a Stock Purchase and Sale Agreement (the "Stock Purchase Agreement") with MVII, LLC, a California limited liability company controlled by Tom Martin, which contemplates several related transactions: (i) MVII purchased 566,038 shares of common stock from the Company for $1.2 million on April 15, 1999; (ii) MVII commenced a tender offer to purchase up to 1.6 million shares of the outstanding common stock of the Company at $4.38 per share in cash (the "Offer") on April 21, 1999; and (iii) subject to shareholder and other approvals, MVII will purchase an additional 1,792,453 shares of common stock (subject to upward adjustments not to exceed in the aggregate 140,000 shares) from the Company for $3.8 million simultaneously with the purchase of shares in the tender offer. Upon consummation of the transactions, MVII will own more than 47% of the Company's outstanding shares and will be entitled to nominate four of the six members of the board of directors. (These transactions are described in greater detail in the Company's
Schedule 14D-9 filed with the Securities and Exchange Commission on April 22, 1999.)

PRODUCTS

      The following table depicts the Company's net sales, as a percentage of total net sales, by product category for the fiscal years indicated.
Product Category

                                                 1998        1997        1996
                                               --------    --------    --------
Juvenile audio products ....................       72.6%       50.2%       49.5%
Girls' toys ................................        5.8        31.0        40.8
Boys' toys .................................       14.5         9.8         6.0
Other ......................................        7.1         9.0         3.7
                                               --------    --------    --------
      Total ................................      100.0%      100.0%      100.0%
                                               ========    ========    ========

      Between 30% and 40% of the Company's products (by dollar volume of net sales) are replaced each year through the introduction of new products. As a result of this turnover, product development is a critical and ongoing concern. The Company develops both proprietary and non-proprietary products. The Company's proprietary product lines currently consist of products (i) that are licensed from outside inventors and designers, (ii) that incorporate trademarks licensed by the Company, (iii) that are designed in-house or (iv) for which the Company owns the molds to manufacture the toys. For each product in the fourth proprietary category, the Company or the inventor owns the intellectual property of the design, and the Company owns the required tooling, dies and molds necessary to manufacture the product. Proprietary toys accounted for approximately 47%, 58%, and 59% of the Company's net sales for fiscal 1998, 1997, and 1996, respectively. The Company's proprietary products generally yield higher gross margins to the Company than non-proprietary toys.

      Non-proprietary products are defined by the Company as toys designed and manufactured by independent toy manufacturers and marketed by the Company, usually on an exclusive basis in the Company's primary markets. The Company selects its non-proprietary product introductions on the basis of the Company's evaluation of several factors, including the quality and pricing of the product, as well as whether the product presents an opportunity for the Company to utilize packaging and marketing to differentiate the product from other toys. The Company often markets these toys under in-house brands, such as Digi-Tech(TM), My Music Maker(R), and LA Rock(R). Non-proprietary products accounted for approximately 53%, 42%, and 41% of the Company's net sales for fiscal 1998, 1997, and 1996, respectively.

LICENSE AGREEMENTS

      The Company enters into license agreements with toy inventors and designers that give the Company the right to manufacture and market a product or technology invented or designed by the inventor. In return, the Company agrees to pay to the inventor a percentage of net sales of the Company's product that is based on the inventor's product or technology. Typically, this annual royalty ranges from 4% to 7% of net sales. Sales of products that are based on products or technology acquired by the Company from the inventor thereof, such as the Burnin' Thunder(TM) Super Sound R/C vehicle, accounted for approximately 24%, 46%, and 41% of the Company's net sales during fiscal 1998, 1997, and 1996, respectively. The acquisition of licenses typically requires the payment of non-refundable advances and/or guaranteed minimum royalties.

      The Company has a license agreement with Kawasaki Motors Corp., USA authorizing the Company to use the Kawasaki(R) brand name in connection with several different products, including a complete line of electronic musical instruments, including keyboards, and the Kawasaki(R) Ninja(R) Supergyro(TM) Motorcycle.

      Effective November 1, 1998, the Company entered into a consumer products license agreement with Titan Sports, Inc. authorizing the Company to use the intellectual property associated with the World Wrestling Federation(R), including the name, the logo, and the names, nicknames and identifying indicia of the individuals who perform at World Wrestling Federation(R) events in connection with the sale, marketing and distribution of certain of the Company's products.

      On December 1, 1998, the Company entered into a retail license agreement with Discovery Communications, Inc. authorizing the Company to use the Marks Discovery Channel(R), Explore Your World(R), Discovery Facts(R), and Reality Rules(R) as well as Discovery Channel(R) photography, images and artwork in connection with the sale, marketing and distribution of certain of the Company's products.

      As of January 31, 1999, the Company was required to make an aggregrate of approximately $170,000 in payments of guaranteed royalties under certain licenses in fiscal 1999 and $590,000 thereafter through fiscal 2002.

      The Company believes that by developing licensed products based principally on popular, classic properties and trademarks, it can establish a licensed product portfolio that is characterized by a longer product life cycle than is typical in the toy industry. The Company intends to continue to develop its licensed product line by targeting licensing opportunities where it can take advantage of licensor advertising, publicity and media exposure. CUSTOMERS

      The Company made sales to over 450 different  customers in approximately

45 countries  during fiscal 1998. The table below sets forth the Company's net sales by geographic area as a percentage of total net sales for the specified fiscal years.

Geographic Area                                  1998        1997        1996
                                               --------    --------    --------
United States ..............................       79.0%       80.6%       81.4%
Europe .....................................       12.8        10.8         9.2
Canada and Mexico ..........................        4.0         4.2         3.7
Australia and New Zealand ..................        2.3         2.4         2.4
South and Central America ..................        1.1         1.2         1.7
Asia .......................................        0.5         0.3         1.4
Middle East and Africa .....................        0.3         0.5         0.2
                                               --------    --------    --------
   Total ...................................      100.0%      100.0%      100.0%
                                               ========    ========    ========

      The Company's principal customers are retailers, including mass merchandising discounters such as Wal-Mart, Kmart and Target, specialty toy retailers such as Toys "R" Us, Kay Bee Toy & Hobby, F.A.O. Schwarz, Zany Brainy, Noodle Kidoodle, and QVC, and deep discount stores such as Family Dollar Stores, Inc., Consolidated Stores Corporation and Value City Department Stores, Inc. The Company's top five customers accounted for approximately 48.1% of the Company's net sales in fiscal 1998. Wal-Mart (18.7%) and Toys "R" Us (10.6%) each accounted for more than 10% of the Company's net sales during fiscal 1998. For the prior two fiscal years, the only customers that accounted for more than 10% of the Company's net sales were Toys "R" Us (22.2%) and Wal-Mart (16.6%) for fiscal 1997, and Wal-Mart (19.5%), Kmart (13.7%) and Toys "R" Us (12.0%) for fiscal 1996. During fiscal 1998, the Company's sales to Toys "R" Us, Wal-Mart, Kmart, Target and Kay-Bee Toy & Hobby, the five largest toy retailers in the United States, decreased as a percentage of the Company's net sales to 46.3% compared to 57.3% during fiscal 1997 and 54.5% during fiscal 1996. The Company does not have long-term contractual arrangements with its customers.

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

      New toys are marketed primarily by members of the Company's executive management and sales department at the Company's showrooms in Hong Kong, New York and Dallas during the times when major, international toy shows are taking place in those cities (Hong Kong in January, June and September/October, Dallas in January, and New York in February). The Company also maintains a showroom at its headquarters in Houston.

      As is customary in the toy industry, the Company historically has permitted certain customers to return slow-moving items for credit or has provided price protection by making any price reductions effective as to certain products then held by retailers in inventory. The Company expects that it will continue to make such accommodations in the future.

      In international markets, the Company generally sells its products to independent distributors. These distributors retain their own sales representatives and product showrooms at which products such as the Company's are marketed and sold. The Company also makes some sales directly to international retailers, principally as a result of contacts made at the Company's showrooms.

ADVERTISING

      In recent years, the Company allocated a majority of its advertising budget to television promotion. The Company utilized a television campaign for the first time in fiscal 1995 in connection with the introduction of the Rosie(R) doll. The Company increased its television advertising budget in fiscal 1996 and fiscal 1997, using television commercials to promote the Rosie(R) and Pattie(R) dolls in fiscal 1996, and Rosie(R), Baby Pick Me Up(TM), Dreamie Sweets(R), and Hoppin Poppin' Spaceballs(R) in fiscal 1997. Although the Company intends to continue to utilize a promotional strategy that includes advertising of certain proprietary products, spending on television advertising in fiscal 1998 was significantly reduced. The Company will continue to expend portions of its advertising budget to promote its products through the Internet, public relations, special offers, retail catalogs, advertisement in trade magazines, cooperative promotional efforts of retailers, and limited television advertising of certain proprietary products.

MANUFACTURING

      The Company annually contracts with over 30 independent manufacturers located principally in the Peoples' Republic of China (the "PRC") within a 200-mile radius of Hong Kong for the manufacturing of its products. The Company may use more than one manufacturer to produce a single product. The only manufacturers that accounted for more than 10% of the Company's purchases of products during fiscal 1998 were GMT Industrial Ltd. (29.8%), which manufactured walkie-talkies and musical toy products for the Company and Loyal Technology Co. Ltd. (24.4%), which manufactured walkie-talkies and radios for the Company. Manufacturing commitments are made on a purchase order basis. The Company does not have long-term contractual arrangements with its manufacturers.

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

      The principal materials used in the production of the Company's products are plastics, integrated circuits, batteries, corrugated paper (used in packaging and packing material) and textiles. The Company believes that an adequate supply of materials used in the manufacture and packaging of its products is readily available from existing and alternative sources at reasonable prices.

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

      Most of the Company's larger customers have instituted electronic data interchange ("EDI") programs to reduce the retailers' inventory carrying requirements and place more inventory risk on the supplier. When selling toys out of its Houston inventory, the Company participates in the EDI programs of most of its customers who have established EDI programs, including Kmart, Wal-Mart, Toys "R" Us, Target and Kay-Bee Toy & Hobby. Although these programs require the Company to bear some inventory risk, the Company believes the programs can be utilized to monitor store inventory levels, schedule production to meet anticipated reorders and maintain sufficient inventory levels to serve its customers.

COMPETITION

      The toy industry is highly competitive. Dun & Bradstreet categorizes over 1,000 companies as toy manufacturers. Competitive factors include product appeal, new product introductions industry wide, space allocation by the major retailers, price and order fulfillment. The Company competes with many companies that have greater financial resources and advertising budgets than the Company. The largest United States toy companies are Mattel, Inc. and Hasbro, Inc., and the Company considers Alaron, Inc., Play-By-Play Toys & Novelties, Inc., Toy Biz, Inc., KIDdesigns, Inc., and MGA Entertainment to be among its other competitors. In addition, due to the low barriers to entry into the toy business, the Company competes with many smaller toy companies, some of which market single products.

SEASONAL PATTERNS

      The toy industry is very seasonal with the holiday selling season representing over two-thirds of annual sales at retail. To accommodate this peak selling season, holiday toy lines are introduced early in the first quarter at toy shows in Hong Kong, Dallas and New York. Generally, retailers commit to their holiday season purchases that will be shipped FOB Asia during the first two calendar quarters and those orders are shipped from Asia to the retailers' distribution centers on a scheduled basis from May through September. During the last three fiscal years, an average of 88% of the Company's annual Hong Kong-based sales have occurred between the months of May through October. Sales from Houston historically have tended to occur closer to the holiday season to provide peak holiday season inventory to certain large retailers and to ship to smaller retailers that have not chosen to purchase products FOB Asia. During the last three fiscal years, an average of 56% of the Company's annual Houston-based sales have occurred during the months of August through November.

GOVERNMENT AND INDUSTRY REGULATION

      The Company is subject to the provisions of the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Such Acts empower the United States Consumer Products Safety Commission (the "CPSC") to protect the public from hazardous goods. The CPSC has the authority to exclude from the market goods that are found to be hazardous and require a manufacturer to repurchase such goods under certain circumstances. The Company sends samples of all of its marketed products to independent laboratories to test for compliance with the CPSC's rules and regulations, as well as with the product standards of the Toy Manufacturers of America, Inc. (TMA). The Company is not required to comply with the product standards of the TMA, but voluntarily does so. Similar consumer protection laws exist in state and local jurisdictions within the United States as well as certain foreign countries. The Company designs its products to meet the highest safety standards imposed or recommended either by government or industry regulatory authorities. To date, the Company has not been found to be in material violation of any governmental product standard with respect to the Company's products.

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

      The Company has rights to use certain United States registered trademarks for various products and product categories currently being marketed including:
Air Guitar(R), Big Bam Boom(R), LA Rock(R), and Rosie(R). The Company believes it has the rights to use these marks for the product lines on which they are currently used.

      The Company believes it has trademark rights with respect to certain additional products and product lines, including DSI Electronics(TM), American Frontier(TM), BlockMen(TM), Tech-Link(TM), Sax-a-Boom(TM), Space Squad(TM), and Sweet Faith(TM) in the United States. The Company believes it has the rights to use these marks for the product lines on which they are, or will be, used.

HUMAN RESOURCES

      As of January 31, 1999, the Company had a total of 70 employees, of whom 39 are employees of DSI(HK) and are based in Hong Kong and 31 are employees of DSI and are based in Houston. Of the Houston based employees, 6 are engaged in sales and marketing, 6 are involved in design and development, 5 are involved in warehousing and distribution and 14 are involved in finance and administration. Of the Hong Kong based employees, 8 are engaged in sales and merchandising, 11 are engaged in engineering, including product quality assurance and quality control, 11 are involved in finance and administration and 9 are involved in shipping and distribution. None of the Company's employees is subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that its labor relations are satisfactory.

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

      DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. For fiscal 1998, the Company's five largest customers accounted for 48.1% of the Company's net sales. Sales to Toys "R" Us, Wal-Mart and Kay-Bee Toy & Hobby, the Company's three largest customers, aggregated 37.2% of the Company's net sales during the same period. The Company expects to continue to rely on a relatively small number of customers for a significant percentage of sales for the foreseeable future. Because a large portion of the Company's sales are concentrated in the Company's five largest customers and these customers represent a significant share of the market for toy sales to consumers, the loss of any one of them as a customer, or a significant reduction in sales to any one of them, would have a material adverse effect on the Company's financial condition and results of operations. See "Business--Customers".

      LIQUIDITY. Effective February 2, 1999, the Company entered into an agreement with Sunrock Capital Corp. pursuant to which Sunrock provides a revolving line of credit for up to $10 million (the "Revolver"). Borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory, and other operating and capital requirements. The Revolver matures February 2, 2002 and contains covenants relating to the condition of the Company. If the Company fails to maintain compliance with the financial covenant contained in the Revolver, the maturity date will be accelerated.

      On April 15, 1999, the Company entered into a Stock Purchase Agreement with MVII, LLC, a California limited liability company controlled by Tom Martin, which contemplates several related transactions: (i) MVII purchased 566,038 shares of common stock from the Company for $1.2 million on April 15, 1999; (ii) MVII commenced a tender offer to purchase up to 1.6 million shares of the outstanding common stock of the Company at $4.38 per share in cash on April 21, 1999; and (iii) subject to shareholder and other approvals, MVII will purchase an additional 1,792,453 shares of common stock (subject to upward adjustments not to exceed in the aggregate 140,000 shares) from the Company for $3.8 million simultaneously with the purchase of shares in the tender offer. Upon consummation of the transactions, MVII will own more than 47% of the Company's outstanding shares and will be entitled to nominate four of the six members of the board of directors. (These transactions are described in greater detail in the Company's Schedule 14D-9 filed with the Securities and Exchange Commission on April 22, 1999.)

      DEPENDENCE ON INDEPENDENT DESIGNERS, LICENSES AND OTHER PROPRIETARY RIGHTS. For most of its proprietary products, the Company is dependent on concepts, technologies and other intellectual property rights licensed from third parties, such as rights to trademarks. For each of these proprietary products and product lines, the Company typically enters into a license agreement with the owner of the intellectual property to permit the Company to use the intellectual property. These license agreements typically provide for royalty payments by the Company to the licensor based on the net sales of the product incorporating the licensed property. For fiscal 1998, net sales of products developed and sold under the Company's license agreements accounted for 41% of the Company's net sales, including 25% of the Company's net sales attributable to sales of products incorporating the Kawasaki(R) trademark. The Company's existing license agreements generally have terms ranging from 2 to 30 years. The Company's license agreement with Kawasaki Motors Corp., USA was extended in June 1998 for a four-year period, through December 31, 2002. There can be no assurance that the Company will be able to procure new license agreements, renew existing license agreements (on commercially reasonable terms, or at all), or that existing license agreements will not be terminated. The Company's license agreements may contain restrictions on products manufactured and permitted sales territories, and may give the licensor the right to approve the manufacturer to be utilized by the Company to produce the product. Certain of the Company's license agreements are non-exclusive. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company. See "Business--License Agreements".

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

      RETURNS AND MARKDOWNS. As is customary in the toy industry, the Company historically has permitted certain customers to return slow-moving items for credit or has provided price protection by making any price reductions effective as to certain products then held by retailers in inventory. The Company expects that it will continue to be required to make such accommodations in the future. Any significant increase in the amount of returns or markdowns could have a material adverse effect on the Company's financial condition and results of operations. See "Business--Sales and Marketing".

      SEASONALITY AND QUARTERLY FLUCTUATIONS. The Company's sales are seasonal in that a substantial portion of net sales is made to retailers in anticipation of the Christmas holiday season. During fiscal 1998, 80% of the Company's net sales were made during the Company's second and third fiscal quarters (May through October) in connection with retail sales for the Christmas holiday season. Adverse business or economic conditions during these periods could adversely affect results of operations for the full year. The Company's financial results for a particular quarter may not be indicative of results for an entire year, and the Company's revenues and/or expenses will vary from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality" and "Business--Seasonal Patterns".

      RELIANCE ON MANUFACTURERS BASED IN HONG KONG AND CHINA, TRADE RELATIONS. To date, most of the Company's products have been manufactured by Hong Kong manufacturers at facilities located in the PRC. According to reports published by the TMA, the PRC is the world's largest producer of toys. The Company does not have any long-term contracts with its manufacturers. In the event of any such disruption or other political or economic change in Hong Kong or the PRC affecting the Company's business, the Company would be required to seek alternate manufacturing sources. The Company currently does not have in place plans or arrangements for securing alternate manufacturing sources in the event that its present relationships with manufacturers prove impracticable to maintain, and there can be no assurance that there would be sufficient alternative facilities to meet the increased demand for production that would likely result from a disruption of manufacturing operations in the PRC. Furthermore, such a shift to alternate facilities would likely result in increased manufacturing costs and could subject the Company's products to increased duties, tariffs or other restrictions. During fiscal 1998, two manufacturers accounted for approximately 54% of the Company's purchases of products. The loss of either of these manufacturers, or a substantial interruption of the Company's manufacturing arrangements with either of these manufacturers, could cause a delay in production of the Company's products for delivery to its customers and could have a material adverse effect on the Company. While the Company believes that alternate manufacturers exist, there can be no assurance that alternate arrangements could be provided in a timely manner or on terms acceptable to the Company. See "Business--Manufacturing" and "Business--Tariffs and Duties".

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

      ACQUISITION RISKS. The Company may from time to time evaluate and pursue acquisition opportunities on terms management considers favorable to the Company. A successful acquisition involves an assessment of the business condition and prospects of the acquisition target, which includes factors beyond the Company's control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, the Company performs a review it believes to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the acquisition target to assess fully its deficiencies. There can be no assurance that any such acquisition would be successful or that the operations of the acquisition target could be successfully integrated with the Company's operations. Any unsuccessful acquisition could have a material adverse effect on the Company.

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

      CONTROL BY CURRENT MANAGEMENT. As of January 31, 1999, the directors and officers of the Company and their affiliates beneficially owned, or had the right to vote, in the aggregate approximately 35% of the outstanding common stock. In the event the Management Shareholders (M. D. Davis, B. B. Conrad, J.
R. Crosby, J. N. Matlock and D. A. Smith) do not tender any shares owned by them into the Offer and the minimum tender condition is otherwise met, there is a possibility that, upon consummation of the transactions contemplated by the Stock Purchase Agreement, including the Offer, MVII will be the beneficial owner of, or have the right to vote, up to 68%, and Tom Martin, through his control of MVII will beneficially own, or have the right to vote, up to 70% of the total number of shares of common stock then outstanding (assuming (i) there are upward adjustments in the aggregate of 140,000 shares, and (ii) no other shares are issued), by virtue of MVII's and Martin's right to vote shares held by the Management Shareholders pursuant to certain agreements and irrevocable proxies. To the best of the Company's knowledge, all of the Management Shareholders currently intend to tender Shares owned by them into the Offer. As a result of such persons' ownership and/or control of common stock and their directorship and management positions, they have significant influence over all matters requiring approval by the shareholders of the Company, including the election of directors.

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

ITEM 2.  PROPERTIES

      The Company's principal executive offices and showroom and principal warehouse are located in Houston, Texas, where the Company occupies approximately 14,000 square feet of office and showroom space and 32,000 square feet of dock-high warehouse space. The Company leases this space pursuant to a lease that terminates on August 31, 2002. The base rental for this lease is currently $18,433 per month ($4.81 per square foot on an annual basis). The lease provides for an annual increase in rent based on projected cost of living and tax escalation adjustments.

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

      The Company is leasing 1,080 square feet of showroom space in the World Trade Center Building in Dallas, Texas for a three-year term that expires May 31, 1999. The base rental for this lease is currently $993 per month ($11.03 per square foot on an annual basis). The Company has renewed this lease for an additional three-year term from June 1, 1999 through May 31, 2002. The base rental for the first year of the renewal term is $1033 per month ($11.47 per square foot on an annual basis).

      The Company leases a small storage facility in Hong Kong. From time to time, the Company rents short-term warehouse space in Houston to accommodate fluctuating storage needs.

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

      The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations. The Company maintains product liability and general liability insurance in amounts it believes to be reasonable. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 1998.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's common stock is traded on The Nasdaq Stock Market's SmallCap Market under the symbol "DSIT". Prior to August 17, 1998, the Company's common stock was traded on The Nasdaq National Market. The table sets forth, for the periods indicated, the reported high and low close sale prices of the Company's common stock since May 29, 1997, the date of the Company's initial public offering, as reported on The Nasdaq National Market and The Nasdaq SmallCap
Market:

                                                            HIGH          LOW
                                                          --------      --------
             Fiscal Year 1997:
                 2nd Quarter .......................        8-1/16        7-1/16
                 3rd Quarter .......................         9-7/8        4-7/16
                 4th Quarter .......................        4-9/16         1-1/2

             Fiscal Year 1998:
                 1st Quarter .......................         1-5/8         2-7/8
                 2nd Quarter .......................         15/16             2
                 3rd Quarter .......................         13/16         1-3/4
                 4th Quarter .......................        1-1/16       1-13/16

STOCKHOLDERS

      According to the records of the Company's transfer agent, as of April 26, 1999, there were 91 holders of record of the Company's common stock. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

DIVIDENDS AND DISTRIBUTIONS

      The Company has never declared nor paid cash dividends to date on its common stock and does not anticipate paying any cash dividends on its common stock in the near future. In addition, the Company's credit facility prohibits the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the Company. The selected consolidated financial data were derived from the Company's consolidated financial statements. All dollar amounts are stated in thousands, except for per share data:

                                                      YEAR ENDED JANUARY 31,
                                    --------------------------------------------------------
Statement of Operations Data:         1999        1998        1997        1996        1995
                                    --------    --------    --------    --------    --------
Net sales .......................   $ 52,723    $ 73,624    $ 63,219    $ 63,146    $ 45,219
Income (loss) before income
  taxes and extraordinary item ..     (1,071)     (7,034)      3,371       3,776       1,473
Income (loss) before
  extraordinary item ............       (738)     (4,705)      2,151       2,327         969
Net income (loss) ...............       (738)     (5,186)      2,151       2,327         969

Basic earnings (loss) per
  share before extraordinary
  item ..........................   $   (.12)   $   (.91)   $    .61    $    .66    $    .28
Basic earnings (loss) per share .   $   (.12)   $  (1.00)   $    .61    $    .66    $    .28
Diluted earnings (loss) per share
  before extraordinary item .....   $   (.12)   $   (.91)   $    .58    $    .66    $    .28
Diluted earnings (loss)
   per share ....................   $   (.12)   $  (1.00)   $    .58    $    .66    $    .28
                                                            JANUARY 31,
                                    --------------------------------------------------------
Balance Sheet Data:                   1999        1998        1997        1996        1995
                                    --------    --------    --------    --------    --------
Working capital .................   $    391    $  6,265    $  2,621    $  3,510    $  2,121
Total assets ....................     12,955      21,207      15,316      16,402       9,822
Long-term debt, including
  capital leases ................      2,541       7,495      14,203      18,188          17
Total liabilities ...............     10,549      18,049      24,738      27,984       4,675
Shareholders' equity (deficit) ..      2,405       3,159      (9,422)    (11,582)      5,147

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

      On April 15, 1999, the Company entered into a Stock Purchase Agreement with MVII, LLC, a California limited liability company controlled by Tom Martin, which contemplates several related transactions: (i) MVII purchased 566,038 shares of common stock from the Company for $1.2 million on April 15, 1999; (ii) MVII commenced a tender offer to purchase up to 1.6 million shares of the outstanding common stock of the Company at $4.38 per share in cash on April 21, 1999; and (iii) subject to shareholder and other approvals, MVII will purchase an additional 1,792,453 shares of common stock (subject to upward adjustments not to exceed in the aggregate 140,000 shares) from the Company for $3.8 million simultaneously with the purchase of shares in the tender offer. Upon consummation of the transactions, MVII will own more than 47% of the Company's outstanding shares and will be entitled to nominate four of the six members of the board of directors. (These transactions are described in greater detail in the Company's Schedule 14D-9 filed with the Securities and Exchange Commission on April 22, 1999.) All of the net proceeds of the purchase of 566,038 shares of common stock from the Company were used to repay debt of the Company.

RESULTS OF OPERATIONS

      The following table sets forth the Company's results of operations as a percentage of net sales for the fiscal years indicated:

                                                   1998       1997       1996
                                                  ------     ------     ------
Net sales .....................................    100.0%     100.0%     100.0%
Cost of goods sold ............................     79.8       75.1       66.5
                                                  ------     ------     ------
Gross profit ..................................     20.2       24.9       33.5
Selling, general and administrative expenses ..     20.8       32.9       24.6
                                                  ------     ------     ------
Operating income (loss) .......................     (0.6)      (8.0)       8.9
Interest expense ..............................      1.6        1.8        4.1
Other income ..................................     (0.2)      (0.3)      (0.5)
                                                  ------     ------     ------
Income (loss) before income taxes and

extraordinary item ............................     (2.0)      (9.5)       5.3
Provision for (benefit from) income taxes .....      0.6       (3.1)       1.9
                                                  ------     ------     ------
Income (loss) before extraordinary item .......     (1.4)      (6.4)       3.4
Extraordinary item (net of tax) ...............     --         (0.6)      --
                                                  ------     ------     ------
Net income (loss) .............................     (1.4)      (7.0)       3.4
                                                  ======     ======     ======

FISCAL YEAR 1998 COMPARED TO 1997

      NET SALES. Net sales during fiscal 1998 decreased $20.9 million, or 28.4%, to $52.7 million, from $73.6 million in fiscal 1997.

      Net sales of juvenile audio products increased $1.3 million, or 3.5%, to $38.3 million during fiscal 1998, from $37.0 million during fiscal 1997. The increase was primarily attributable to continued strength in walkie-talkies and musical keyboards, partially offset by a decline in pre-school audio products. Net sales of girls' toys decreased $19.7 million, or 86.5%, to $3.1 million during fiscal 1998, from $22.8 million during fiscal 1997. Sales for fiscal 1997 were driven principally by the TV promotion of three dolls (Baby Pick Me Up(R), Dreamie Sweets(R) and Rosie(R)). Sales for 1998 were comprised principally of sales of one new non-promoted doll (Baby Learns To Walk(TM)) and final closeouts of 1997 doll inventory. Net sales of boys' toys increased $392,000, or 5.4%, to $7.6 million during fiscal 1998 from $7.2 million during fiscal 1997. This increase was attributable to the introduction of the BlockMen(TM) construction sets and the new radio-controlled "Burnin' Thunder" (TM) car, partially offset by a decrease in sales of the radio-controlled Kawasaki(R) Ninja(R) motorcycle. Net sales of products in other categories decreased $2.9 million, or 43.4%, to $3.7 million during fiscal 1998, from $6.6 million during fiscal 1997. The decrease was due primarily to decreased sales of handheld electronic games and Hoppin' Poppin' Spaceballs(R), an action game that was TV promoted in 1997.

      International net sales decreased $3.2 million, or 22.3%, to $11.1 million during fiscal 1998 from $14.3 million in fiscal 1997. The decline was due primarily to decreased sales of TV promotable items, principally dolls. International net sales were 21.0% of total sales for fiscal 1998 as compared to 19.4% of total sales in fiscal 1997.

      GROSS PROFIT. Gross profit decreased $7.6 million, or 41.9%, to $10.7 million during fiscal 1998 from $18.3 million in fiscal 1997. Gross profit as a percentage of net sales decreased to 20.2% during fiscal 1998 from 24.9% in fiscal 1997. Such decrease was primarily due to decreased sales of TV-promoted toys, principally dolls, which generally have higher gross margins to cover the related costs of TV advertising.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $13.3 million, or 54.8%, to $11.0 million during fiscal 1998 from $24.3 million in fiscal 1997. The decrease resulted primarily from the decreased TV advertising expense during fiscal 1998.

      INTEREST EXPENSE. As a result of debt repayment using the proceeds from the Company's initial public offering in June 1997, interest expense decreased $485,000, or 35.7%, to $875,000 during fiscal 1998 from $1.4 million in fiscal 1997.

      OTHER INCOME. Other income decreased $125,000, or 53.9%, to $107,000 during fiscal 1998 from $232,000 during fiscal 1997. In 1997, the Company received interest income related to certain insurance proceeds. The effects of foreign currency translation also contributed to the decrease.

      EXTRAORDINARY ITEM. As a result of debt repayment using the net proceeds of the Company's initial public offering, $481,000 of debt issuance cost (net of tax) was written off in fiscal 1997

      INCOME TAXES. In fiscal 1998, the Company incurred a loss before income taxes and extraordinary item of $1.1 million, which resulted in a benefit from income taxes of $333,000 compared to a $2.3 million benefit from income taxes during fiscal 1997.

      NET INCOME (LOSS). As a result of the foregoing factors, the Company's net loss for fiscal year 1998 was $738,000 compared to a net loss of $5.2 million for fiscal 1997.

FISCAL YEAR 1997 COMPARED TO 1996

      NET SALES. Net sales during fiscal 1997 increased $10.4 million, or 16.5%, to $73.6 million, from $63.2 million in fiscal 1996.

      Net sales of juvenile audio products increased $5.6 million, or 18.0%, to $37.0 million during fiscal 1997, from $31.3 million during fiscal 1996. This increase was due primarily to increased sales of walkie talkies. Net sales of girls' toys decreased $3.0 million, or 11.6%, to $22.8 million during fiscal 1997, from $25.8 million during fiscal 1996. The decrease was due to decreased sales of dolls primarily related to softness of large doll sales industry-wide. Net sales of boys' toys increased $3.5 million, or 91.6%, to $7.2 million during fiscal 1997 from $3.8 million during fiscal 1996. The growth in net sales of boys' toys was primarily attributable to the newly introduced Kawasaki(R) Ninja(R) Supergyro(TM) Motorcycle. Net sales of products in other categories increased $4.3 million, or 183.5%, to $6.6 million during fiscal 1997, from $2.3 million during fiscal 1996. This increase was due primarily to the introduction of the Hoppin' Poppin' Spaceballs(R) game.

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

      INTEREST EXPENSE. As a result of debt repayment using the net proceeds of the Company's initial public offering, interest expense decreased $1.2 million, or 46.7%, to $1.4 million during fiscal 1997 from $2.6 million in fiscal 1996.

      OTHER INCOME. Other income decreased $113,000, or 32.7%, to $232,000 during fiscal 1997 from $345,000 during fiscal 1996. This decrease was due primarily to decreased interest income on certain insurance proceeds.

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

      The Company's operating activities provided net cash of $6.3 million during fiscal 1998, consisting primarily of decreases in accounts receivable and inventories, and a net decrease in income taxes receivable and payable, partially offset by decreases in accounts payable and accrued liabilities and an increase in prepaid expenses. Net cash used in investing activities during fiscal 1998 was $1.3 million and was the result of capital expenditures, increases in other assets and the payment of life insurance premiums on behalf of a shareholder. Net cash used by financing activities was $4.8 million during fiscal 1998 and represented net payments under revolving lines of credit. The Company's working capital at January 31, 1999 was $391,000 and unrestricted cash was $554,000.

      The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the first two fiscal quarters. To manage these working capital requirements, the Company maintains a line of credit facility (the "Hong Kong Credit Facility") with State Street Bank and Trust Company, Hong Kong Branch, and the Revolver.

      As a result of losses incurred in fiscal 1998, the Company was not in compliance with certain of the covenants contained in its previous line of credit with a commercial bank at yearend. However, on February 2, 1999, the Company secured the Revolver. The Revolver replaces the Company's previous line of credit. The new terms include interest at the bank's prime rate plus three quarters of one percent (.75%) and maturity at February 2, 2002. The maximum loan limit remains at $10 million, subject to the availability of sufficient, eligible inventory and accounts receivable.

      The Company's anticipated fiscal 1999 and 2000 operating cash requirements include payment of approximately $2.8 million related to television advertisements run during 1997. Such amount is due to two media companies and is being paid in monthly installments through April 2000. The Company has budgeted approximately $900,000 for capital expenditures, consisting primarily of purchases of tools and molds, for fiscal 1999.

      At April 20, 1999, the Company had an additional borrowing capacity of an aggregate of $1.6 million under the Revolver and the Hong Kong Credit Facility. Based on projected fiscal 1999 operating results, the Company believes that cash flows from operations and the available borrowings under the Revolver and the Hong Kong Credit Facility will be sufficient to meet the Company's operating cash requirements and fund the Company's anticipated capital expenditures. However, there can be no assurance that the Company will meet its projected operating results, and accordingly, the Company is considering all of its financing alternatives. In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. If the transactions with MVII are consummated, the Company will receive an additional equity infusion of $3.8 million.

      On April 15, 1999, the Company entered into a Stock Purchase Agreement with MVII, LLC, a California limited liability company controlled by Tom Martin, which contemplates several related transactions: (i) MVII purchased 566,038 shares of common stock from the Company for $1.2 million on April 15, 1999; (ii) MVII commenced a tender offer to purchase up to 1.6 million shares of the outstanding common stock of the Company at $4.38 per share in cash on April 21, 1999; and (iii) subject to shareholder and other approvals, MVII will purchase an additional 1,792,453 shares of common stock (subject to upward adjustments not to exceed in the aggregate 140,000 shares) from the Company for $3.8 million simultaneously with the purchase of shares in the tender offer. Upon consummation of the transactions, MVII will own more than 47% of the Company's outstanding shares and will be entitled to nominate four of the six members of the board of directors. (These transactions are described in greater detail in the Company's Schedule 14D-9 filed with the Securities and Exchange Commission on April 22, 1999.)

      The Company is obligated to make future minimum royalty payments under certain of its license agreements. As of January 31, 1999, the Company was required to make an aggregrate of approximately $170,000 in payments of guaranteed royalties under certain licenses in fiscal 1999 and $590,000 thereafter through fiscal 2002.

      As part of the Company's strategy, the Company will evaluate potential acquisitions of other toy businesses or product lines that the Company believes would complement its existing business. The Company has no present understanding or agreement with respect to any acquisition.

SEASONALITY

      The toy industry is very seasonal with the Christmas holiday season representing over two-thirds of total annual retail toy sales. The Company has experienced this seasonal pattern in its net sales. To accommodate this peak selling season, holiday toy lines are introduced early in the first calendar quarter. Retailers generally commit to their holiday season purchases during the first two calendar quarters and those orders are generally shipped to the retailers' distribution centers on a scheduled basis from May through October. During fiscal 1998, 80% of the Company's net sales were made during the Company's second and third fiscal quarters (May through October), generally in connection with retail sales for the Christmas holiday season. As a result of the seasonality of the Company's business, the Company expects that it will incur a loss in the first quarter and fourth quarter of each fiscal year even in years in which the Company is profitable for the year.

INFLATION

      The Company does not believe that inflation in the United States or Europe in recent years has had a significant effect on its results of operations.

YEAR 2000

      Many existing computer systems and programs process transactions using two digits rather than four digits for the year of a transaction. Unless the hardware and/or the software has been modified, a significant number of those computer systems and programs may process a transaction with a date of the year "2000" as the year "1900", which could cause the system or the program to fail or create erroneous results before, on or after January 1, 2000 (the "Y2K Issue").

      The Company's principal computer systems consist of: (i) management information software ("MIS") for accounts receivable, general ledger, payables, order entry, sales reporting, inventory tracking, product distribution, and production scheduling; (ii) electronic data interchange ("EDI") for order-taking, invoicing and the like between the Company and its major customers; and (iii) local area network and personal computer operating systems.

      The MIS systems at the Company's Hong Kong subsidiary have been upgraded and successfully tested to be Y2K compliant. The MIS systems at the Company's U.S. headquarters are in the process of being upgraded, replaced and tested. To date, the Company has completed approximately 90% of its upgrades and replacements and approximately 50% of its testing. Completion of all remediation and testing is expected to be completed by July 31, 1999.

      The Company is currently reprogramming, or replacing, and testing the EDI software. The Company is communicating with its customers to evaluate their EDI Y2K compliance. The Company believes that over the upcoming months its major customers plan to test their EDI systems for internal, intermediary and supplier Y2K compliance. The Company would be unable to receive and invoice orders from a customer though EDI if the customer or its EDI intermediaries were not Y2K compliant. Although the Company does not transmit electronic orders to its independent manufacturers, delays or non-delivery of goods to the Company could arise from Y2K Issues affecting their businesses and presently the Company is communicating with its independent manufacturers to evaluate their Y2K compliance. The effect of non-compliance by independent manufacturers and other third parties is not determinable.

      The Company's local area network operating system will require upgrades according to vendors, but such upgrades are available at minimal cost. The Company also intends to replace personal computers and software found not to be Y2K compliant. The Company anticipates that these replacements will be completed by July 31, 1999.

      The Company has incurred approximately $12,000 in expenses in connection with making its computer systems and programs Y2K compliant. The Company expects to incur additional Y2K costs of approximately $25,000 during 1999. The Company is utilizing both internal and external sources to address Y2K Issues, and the Company anticipates Y2K compliance by July 31, 1999. All historical and future costs have been and will continue to be funded out of existing cash and cash flow from operations.

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

      The cost of Y2K compliance and the referenced completion dates are based on management's best estimates and may be updated, as additional information becomes available. Reference is made to the first paragraph of
Part I of this report, which addresses forward-looking statements made by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Consolidated Financial Statements and Schedules" included on page F-1 for information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

      Information required by Items 10 through 13 is hereby incorporated by reference to the captions "Principal Shareholders", "Election of Directors", "Management", and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A anticipated to be filed within 120 days after the end of the Company's fiscal year ended January 31, 1999.

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

(b)               Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended January 31, 1999.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DSI Toys, Inc.

Dated: April 30, 1999        By:/s/ M. D. DAVIS
                                    M. D. Davis
                                    Chairman and Chief Executive Officer

Dated: April 30, 1999        By:/s/ ROBERT L. WEISGARBER
                                    Robert L. Weisgarber
                                    Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           SIGNATURE                    TITLE                         DATE

/s/RICHARD R. NEITZ          President, Chief                    April 30, 1999
   Richard R. Neitz          Operating Officer and Director

/s/BARRY B. CONRAD           Director                            April 30, 1999
   Barry B. Conrad

/s/JACK R. CROSBY            Director                            April 30, 1999
   Jack R. Crosby

/S/JOSEPH N. MATLOCK         Director                            April 30, 1999
   Joseph N. Matlock

/S/DOUGLAS A. SMITH          Director                            April 30, 1999
   Douglas A. Smith

                                DSI TOYS, INC.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE

FINANCIAL STATEMENTS

Report of Independent Accountants                                          F-2

Consolidated Balance Sheet at January 31, 1999 and 1998                    F-3

Consolidated Statement of Operations for fiscal years 1998, 1997
  and 1996                                                                 F-4

Consolidated Statement of Cash Flows for fiscal years 1998, 1997, and
  1996                                                                     F-5

Consolidated Statement of Shareholders' Equity for fiscal years 1998,
  1997, and 1996                                                           F-6

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

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of DSI Toys, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DSI Toys, Inc. and its subsidiary (the Company) at January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Houston, Texas
April 28, 1999

                                 DSI TOYS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                                JANUARY 31,             JANUARY 31,
                                                                                                   1999                    1998
                                                                                               ------------            ------------
                                     ASSETS
Current assets:
  Cash .............................................................................           $    554,197            $    383,690
  Restricted cash ..................................................................                150,000                 150,000
  Accounts receivable, net .........................................................              1,069,725               8,008,288
  Inventories ......................................................................              4,207,704               6,437,418
  Income tax receivable ............................................................                   --                   642,264
  Prepaid expenses .................................................................              1,503,970                 894,704
  Deferred income taxes ............................................................                801,000                 183,000
                                                                                               ------------            ------------
    Total current assets ...........................................................              8,286,596              16,699,364

Property and equipment, net ........................................................              1,642,672               1,252,572
Advances to shareholder (life insurance premiums) ..................................              1,543,814               1,278,401
Deferred income taxes ..............................................................              1,117,000               1,752,000
Other assets .......................................................................                364,511                 224,783
                                                                                               ------------            ------------
                                                                                               $ 12,954,593            $ 21,207,120
                                                                                               ============            ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities .........................................           $  6,799,290            $  9,740,201
  Current portion of long-term debt ................................................                824,675                 585,783
  Income taxes payable .............................................................                271,920                 108,630
                                                                                               ------------            ------------
    Total current liabilities ......................................................              7,895,885              10,434,614
Long-term debt .....................................................................              2,540,522               7,495,000
Deferred income taxes ..............................................................                113,000                 119,000
                                                                                               ------------            ------------
    Total liabilities ..............................................................             10,549,407              18,048,614
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none issued or outstanding .....................................................                   --                      --
  Common stock, $.01 par value, 20,000,000 shares authorized,
    8,719,000 shares issued, 6,000,000 shares outstanding ..........................                 87,190                  87,190
  Additional paid-in capital .......................................................             21,162,568              21,162,568
  Common stock warrants ............................................................                102,500                 102,500
  Accumulated other comprehensive income ...........................................                 14,296                  29,187
  Retained earnings ................................................................              3,699,224               4,437,653
                                                                                               ------------            ------------
                                                                                                 25,065,778              25,819,098
  Less: treasury stock, 2,719,000 shares, at cost ..................................            (22,660,592)            (22,660,592)
                                                                                               ------------            ------------
    Total shareholders' equity .....................................................              2,405,186               3,158,506
Commitments and contingencies (Note 11)
                                                                                               ------------            ------------
                                                                                               $ 12,954,593            $ 21,207,120
                                                                                               ============            ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                              FISCAL YEAR
                                                                         ----------------------------------------------------------
                                                                             1998                  1997                    1996
                                                                         ------------           ------------           ------------
Net sales .....................................................          $ 52,722,517           $ 73,624,398           $ 63,219,212
Costs of goods sold ...........................................            42,058,919             55,285,501             42,023,044
                                                                         ------------           ------------           ------------
Gross profit ..................................................            10,663,598             18,338,897             21,196,168
Selling, general and administrative expenses ..................            10,967,001             24,245,064             15,569,422
                                                                         ------------           ------------           ------------
Operating income (loss) .......................................              (303,403)            (5,906,167)             5,626,746
Interest expense ..............................................               874,907              1,360,067              2,599,942
Other income ..................................................              (106,881)              (231,968)              (344,469)
                                                                         ------------           ------------           ------------
Income (loss) before income taxes
     and extraordinary item ...................................            (1,071,429)            (7,034,266)             3,371,273
Provision for (benefit from) income taxes .....................              (333,000)            (2,329,323)             1,220,000
                                                                         ------------           ------------           ------------
Income (loss) before extraordinary item .......................              (738,429)            (4,704,943)             2,151,273
Extraordinary item (net of tax) ...............................                  --                 (480,754)                  --
                                                                         ------------           ------------           ------------

Net income (loss) .............................................          $   (738,429)          $ (5,185,697)          $  2,151,273
                                                                         ============           ============           ============
BASIC EARNINGS PER SHARE
     Earnings (loss) per share before
         extraordinary item ...................................          $      (0.12)          $      (0.91)          $       0.61
     Extraordinary item .......................................                  --                    (0.09)                  --
                                                                         ------------           ------------           ------------
     Earnings (loss) per share ................................          $      (0.12)          $      (1.00)          $       0.61
                                                                         ============           ============           ============
     Weighted average shares outstanding ......................             6,000,000              5,205,479              3,500,000
                                                                         ============           ============           ============
DILUTED EARNINGS PER SHARE
     Earnings (loss) per share before
         extraordinary item ...................................          $      (0.12)          $      (0.91)          $       0.58
     Extraordinary item .......................................                  --                    (0.09)                  --
                                                                         ------------           ------------           ------------
     Earnings (loss) per share ................................          $      (0.12)          $      (1.00)          $       0.58
                                                                         ============           ============           ============
     Weighted average shares outstanding ......................             6,000,000              5,205,479              3,739,146
                                                                         ============           ============           ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                     FISCAL YEAR
                                                                                 --------------------------------------------------
                                                                                     1998               1997               1996
                                                                                 ------------       ------------       ------------
Cash flows from operating activities:
      Net income (loss) ...................................................      $   (738,429)      $ (5,185,697)      $  2,151,273
      Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:

          Depreciation ....................................................           570,779            661,517            596,332
          Loss on early retirement of debt ................................              --              480,754               --
          Amortization and write-off of
               debt discount and issuance costs ...........................              --              199,152            163,057
          Provision for doubtful accounts .................................           (17,424)           145,096             62,160
          Loss (gain) on sale of equipment ................................               200             (3,865)           (12,511)
          Deferred income taxes ...........................................            11,000         (2,781,000)           686,605
          Changes in assets and liabilities:

               Accounts receivable ........................................         6,955,987         (4,921,595)           941,715
               Due from shareholder .......................................              --              151,667            667,616
               Inventories ................................................         2,229,714         (1,822,331)        (1,205,125)
               Income taxes receivable/payable ............................           805,554           (726,845)          (121,663)
               Prepaid expenses ...........................................          (609,266)           567,485           (332,183)
               Accounts payable and accrued liabilities ...................        (2,940,911)         3,481,100            766,398
                                                                                 ------------       ------------       ------------
                   Net cash provided (used) by operating activities .......         6,267,204         (9,754,562)         4,363,674
Cash flows from investing activities:
      Capital expenditures ................................................          (961,304)          (726,691)          (284,260)
      Proceeds from sale of equipment .....................................               225              6,965             24,037
      Life insurance premiums paid for shareholder ........................          (265,413)          (357,413)          (289,676)
      Repayments by shareholder ...........................................              --              511,764               --
      Decrease (increase) in other assets .................................          (104,728)           313,085           (392,552)
                                                                                 ------------       ------------       ------------
                   Net cash used in investing activities ..................        (1,331,220)          (252,290)          (942,451)
Cash flows from financing activities:
      Net borrowings (repayments) under revolving lines of credit .........        (4,730,655)         4,551,304         (2,088,225)
      Net borrowings (repayments) on long-term debt .......................            15,069        (13,429,418)        (2,499,790)
      Net proceeds from issuance of common stock ..........................              --           17,744,475               --
      Proceeds from issuance of warrants ..................................              --                2,500               --
      Debt and stock issue costs ..........................................           (35,000)              --                 --
                                                                                 ------------       ------------       ------------
                   Net cash provided (used) by financing activities .......        (4,750,586)         8,868,861         (4,588,015)
Effect of exchange rate changes on cash ...................................           (14,891)            19,689              8,329
                                                                                 ------------       ------------       ------------
Net increase (decrease) in cash ...........................................           170,507         (1,118,302)        (1,158,463)
Cash and cash equivalents, beginning of year ..............................           383,690          1,501,992          2,660,455
                                                                                 ------------       ------------       ------------
Cash and cash equivalents, end of year ....................................      $    554,197       $    383,690       $  1,501,992
                                                                                 ============       ============       ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                      COMMON STOCK           ADDITIONAL
                               ---------------------------    PAID-IN
                                  SHARES         AMOUNT       CAPITAL        WARRANTS
                               ------------   ------------  ------------   ------------
Balance, January 31, 1996 ...     6,219,000    $       622   $ 3,504,661    $   100,000
  Comprehensive income:
    Net income ..............
    Foreign currency
     translation adjustments,
     net of tax .............

       Comprehensive income .

  Change in par value of
    common stock ............                       61,568       (61,568)
                               ------------   ------------  ------------   ------------
Balance, January 31, 1997 ...     6,219,000         62,190     3,443,093        100,000
  Comprehensive loss:
    Net loss ................
    Foreign currency
     translation adjustments,
     net of tax .............

  Comprehensive loss ........

  Issuance of common stock ..     2,500,000         25,000    18,475,000
  Stock issuance costs ......                                   (755,525)
  Warrants issued ...........                                                     2,500
                               ------------   ------------  ------------   ------------
Balance, January 31, 1998 ...     8,719,000         87,190    21,162,568        102,500
  Comprehensive loss:
    Net loss ................
    Foreign currency
     translation adjustments,
     net of tax .............

  Comprehensive loss ........
                               ------------   ------------  ------------   ------------
Balance, January 31, 1999 ...     8,719,000   $     87,190  $ 21,162,568   $    102,500
                               ============   ============  ============   ============
                                ACCUMULATED
                                  OTHER
                               COMPREHENSIVE    RETAINED       TREASURY
                                  INCOME        EARNINGS        STOCK          TOTAL
                               ------------   ------------   ------------   ------------
Balance, January 31, 1996 ...   $     1,169    $ 7,472,077   $(22,660,592)  $(11,582,063)
  Comprehensive income:
    Net income ..............                    2,151,273                     2,151,273
    Foreign currency
     translation adjustments,
     net of tax .............         8,329                                        8,329
                                                                            ------------
       Comprehensive income .                                                  2,159,602
                                                                            ------------
  Change in par value of
    common stock ............                                                       --
                               ------------   ------------   ------------   ------------
Balance, January 31, 1997 ...         9,498      9,623,350    (22,660,592)    (9,422,461)
  Comprehensive loss:
    Net loss ................                   (5,185,697)                   (5,185,697)
    Foreign currency
     translation adjustments,
     net of tax .............        19,689                                       19,689
                                                                            ------------
  Comprehensive loss ........                                                 (5,166,008)
                                                                            ------------
  Issuance of common stock ..                                                 18,500,000
  Stock issuance costs ......                                                   (755,525)
  Warrants issued ...........                                                      2,500
                               ------------   ------------   ------------   ------------
Balance, January 31, 1998 ...        29,187      4,437,653    (22,660,592)     3,158,506
  Comprehensive loss:
    Net loss ................                     (738,429)                     (738,429)
    Foreign currency
     translation adjustments,
     net of tax .............       (14,891)                                     (14,891)
                                                                            ------------
  Comprehensive loss ........                                                   (753,320)
                               ------------   ------------   ------------   ------------
Balance, January 31, 1999 ...  $     14,296   $  3,699,224   $(22,660,592)  $  2,405,186
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

   In December 1995, the Company sold newly issued common stock representing 77.7% of its common stock to a group of new investors through Rosie Acquisition, L.L.C. ("RAC") pursuant to a recapitalization transaction (the "Recapitalization"). In connection with the Recapitalization, the Company issued 2,719,000 new shares of common stock to RAC in exchange for $3.8 million in cash. Also in connection therewith, the Company purchased 2,719,000 shares of the common stock of the Company from the previous sole shareholder for approximately $22.2 million. The previous sole shareholder died on November 19, 1996. Any references to the previous sole shareholder include references to his estate. The purchase price was funded through (a) cash paid from borrowing of $10.6 million from banks pursuant to a five-year bank note, a six-year subordinated note and a bank revolving line of credit; (b) the issuance to the previous sole shareholder of a $6 million subordinated note and a $1.3 million promissory note; (c) the transfer of land to the previous sole shareholder with a cost of approximately $452,000; and (d) approximately $3.8 million in cash obtained from the sale of common stock to RAC. The subordinated bank note carries warrants to purchase 388,888 shares of common stock of the Company at an exercise price of $2.00 per share. In connection with the purchase of treasury stock, the Company incurred approximately $509,000 in costs and fees, which were included as the cost of the stock, and approximately $879,000 in debt issuance costs.

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

   FISCAL YEAR

   The terms "fiscal year" and "fiscal" refer to the Company's fiscal year which is the year ending January 31 of the following calendar year mentioned (e.g., a reference to fiscal 1998 is a reference to the fiscal year ended January 31,
1999).

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

   PROPERTY AND EQUIPMENT

   Property and equipment are recorded at cost. Maintenance and repairs are charged to operations, and replacements or betterments are capitalized. Property or equipment sold, retired, or otherwise disposed of is removed from the accounts, and any gains or losses thereon are included in operations. Depreciation is recorded over the estimated useful lives of the related assets using the straight-line method for molds and leasehold improvements and an accelerated method for all other assets.

   DEBT ISSUANCE COSTS AND DEBT DISCOUNT

   Debt issuance costs and debt discount are amortized over the term of the related debt on a straight-line basis. As a result of the debt repayment using the proceeds of the Offering, in 1997 the Company recorded an extraordinary charge of $481,000 (net of tax) related to the write-off of unamortized debt issuance and discount costs associated with the retired debt.

   ADVERTISING

   The cost of producing media advertising is capitalized as incurred and expensed in the period in which the advertisement is first shown. During interim periods, media communications costs are accrued in relation to sales when the advertising is clearly implicit in the related sales arrangement. In any event, all media communication costs are expensed in the fiscal year incurred. All other advertising costs are expensed in the period incurred. Television advertising expense totaled $141,000, $13.5 million, and $6.0 million during fiscal 1998, 1997 and 1996, respectively. There were no prepaid television advertising production costs at January 31, 1999 and 1998.

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

   CONCENTRATION OF CREDIT RISK AND EXPORT SALES

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company sells its products principally to retail discount stores and toy stores. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers to minimize credit risk, and for the majority of its FOB Asia sales, the Company obtains letters of credit from its customers supporting the accounts receivable. (See Note 12).

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

   EARNINGS PER SHARE

   Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all dilutive potential common shares outstanding.

   Stock options and warrants are the only potentially dilutive shares the Company has outstanding at January 31, 1999. During fiscal 1998 and 1997, the Company had 1,241,888, and 1,171,888 shares, respectively, of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive.

   STOCK-BASED COMPENSATION PLANS

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plans and the disclosure-only provision of Statement of Financial Accocunting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in disclosures regarding the plan.

   COMPREHENSIVE INCOME

   In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes new rules for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. The adoption of SFAS 130 had no impact on the Company's net income or total shareholders' equity. Prior to the adoption of SFAS 130, foreign currency translation adjustments were reported separately in the statement of shareholders' equity. The comprehensive income amounts in the prior fiscal years' financial statements have been reclassified to conform to SFAS 130.

   SEGMENT INFORMATION

   In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers.

The adoption of SFAS 131 did not affect the Company's results of operations or financial position but did affect the disclosures of segment information (see
Note 12).

NOTE 3 - ACCOUNTS RECEIVABLE:

   Accounts receivable consist of the following as of January 31:

                                                   1999                1998
                                               ------------        ------------
Trade receivables ......................       $  2,984,619        $ 10,999,014
Provisions for:
  Discounts and markdowns ..............         (1,383,808)         (1,956,722)
  Return of defective goods ............           (407,628)           (829,674)
  Doubtful accounts ....................           (123,458)           (204,330)
                                               ------------        ------------
Accounts receivable, net ...............       $  1,069,725        $  8,008,288
                                               ============        ============


NOTE 4 - PROPERTY AND EQUIPMENT:

   Property and equipment consist of the following as of January 31:

                               ESTIMATED USEFUL LIVES       1999          1998
                               -----------------------   ----------   ----------
Molds ......................           3 years           $2,978,822   $2,300,345
Equipment, furniture and
fixtures ...................          5-7 years           1,647,244    1,486,254


Leasehold improvements .....   10 years or lease term       997,420      879,429
Automobiles ................          3-5 years              84,190       84,216
                                                         ----------   ----------
                                                          5,707,676    4,750,244
Less: accumulated
  depreciation .............                              4,065,004    3,497,672
                                                         ----------   ----------
                                                         $1,642,672   $1,252,572
                                                         ==========   ==========


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

   Accounts payable and accrued liabilities consist of the following as of January 31:

                                                        1999             1998
                                                     ----------       ----------
    Trade payables ...........................       $4,388,808       $7,518,710
    Accrued royalties ........................          776,590          968,267
    Accrued compensation and commissions .....          973,441          553,608
    Other ....................................          660,451          699,616
                                                     ----------       ----------
                                                     $6,799,290       $9,740,201
                                                     ==========       ==========

NOTE 6 - NOTES PAYABLE

   Indebtedness consists of the following as of January 31:

                                                            1999         1998
                                                         ----------   ----------
Bank revolving line of credit for $10 million
   with a commercial bank collateralized by all
   of the Company's U.S. accounts receivable,
   intangibles, equipment, fixtures and inventory
   and 65% of the common stock of DSI (HK) Ltd.,
   principal due on January 22, 1999; interest at
   prime (7.75% at January 31, 1999) .................   $2,528,000   $7,495,000

Revolving bank loan drawn against an $8 million
   line of credit, collateralized by a
   customer's letter of credit and $150,000
   cash, interest at prime (7.75% at January
   31, 1999) .........................................      814,289      577,945

Other ................................................       22,908        7,838
                                                         ----------   ----------
                                                          3,365,197    8,080,783

Less: current portion ................................      824,675      585,783
                                                         ----------   ----------
                                                         $2,540,522   $7,495,000
                                                         ==========   ==========

   During the third and fourth quarters of fiscal 1998, the Company was out of compliance with certain of the covenants of the previous line of credit. As a result, the bank accelerated maturity to January 22, 1999. On February 2, 1999, the Company replaced the previous line of credit with another revolving credit facility (the "Revolver").

   The Revolver includes a $10 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, as defined in the agreement. The Revolver matures on February 2, 2002. Interest on borrowings outstanding under the Revolver is payable monthly in arrears at an annual rate equal to prime plus .75%. In addition, an unused line fee at an annual rate equal to .25% applied to the amount by which $10 million exceeds the average daily principal balance during the month and a collateral management fee of $2,000 is payable monthly.

   The Revolver is collateralized by a lien on substantially all of the Company's U.S. accounts receivable, intangibles, equipment, fixtures, inventory and 65% of the outstanding common stock of DSI (HK) Ltd.

   The Revolver contains certain restrictive covenants and conditions among which are prohibition on payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisition of assets, limitations on advances to third parties and compliance with minimum net worth amounts.

NOTE 7 - INCOME TAXES:

   The components of income (loss) before provision for (benefit from) income taxes by fiscal year were as follows:

                               1998                1997                1996
                           ------------        ------------        ------------
Domestic ...........       $ (2,944,103)       $(11,784,930)       $   (898,344)
Foreign ............          1,872,674           4,750,664           4,269,617
                           ------------        ------------        ------------
                           $ (1,071,429)       $ (7,034,266)       $  3,371,273
                           ============        ============        ============

   The provision for income taxes (benefit) by fiscal year is as follows:

                                        1998            1997            1996
                                    -----------     -----------     -----------
Current:
   Federal .....................    $  (615,358)    $  (299,000)    $  (185,605)
   State .......................           --              --           (14,000)
   Foreign .....................        271,358         750,677         733,000
                                    -----------     -----------     -----------
                                       (344,000)        451,677         533,395
                                    -----------     -----------     -----------
Deferred:
   Federal .....................         17,000      (2,742,000)        657,605
   State .......................           --              --           (11,000)
   Foreign .....................         (6,000)        (39,000)         40,000
                                    -----------     -----------     -----------
                                         11,000      (2,781,000)        686,605
                                    -----------     -----------     -----------
                                       (333,000)     (2,329,323)      1,220,000
Tax on Extraordinary Item
(Current Federal) ..............           --          (270,000)           --
                                    -----------     -----------     -----------
                                    $  (333,000)    $(2,599,323)    $ 1,220,000
                                    ===========     ===========     ===========


   The difference between income taxes (benefit) at the statutory federal and the effective income tax rates by fiscal year is as follows:

                                          1998           1997           1996
                                      -----------    -----------    -----------
Taxes (benefit) computed at
  statutory rate ..................   $  (364,000)   $(2,391,000)   $ 1,146,000
State income taxes net of federal
  benefit .........................          --             --          (16,000)
Nondeductible items ...............          --             --           13,000
Other, net ........................        31,000         61,677         77,000
                                      -----------    -----------    -----------
                                      $  (333,000)   $(2,329,323)   $ 1,220,000
                                      ===========    ===========    ===========

      Deferred tax assets (liabilities) are comprised of the following at January 31:

                                                        1999            1998
                                                    -----------     -----------
    Allowance for doubtful accounts ............    $    70,000     $    63,000
    Inventory valuation adjustments ............         19,000          31,000
    Depreciation ...............................         97,000         101,000
    Accruals for inventory returns and markdowns        712,000          89,000
    Foreign and alternative minimum tax credits         973,000       1,535,000
    Net operating loss carryforward ............           --         1,124,000
    Other ......................................         47,000         155,000
                                                    -----------     -----------
       Gross deferred tax assets ...............      1,918,000       3,098,000
                                                    -----------     -----------
    Unremitted earnings of foreign subsidiary ..           --        (1,163,000)
    Depreciation ...............................       (113,000)       (119,000)
                                                    -----------     -----------
       Gross deferred tax liabilities ..........       (113,000)     (1,282,000)
                                                    -----------     -----------
    Net deferred tax assets (liabilities) ......    $ 1,805,000     $ 1,816,000
                                                    ===========     ===========

   At January 31, 1999, the Company has a $850,000 foreign tax credit carryforward which will expire if not utilized by January 31, 2003. The Company believes that the foreign and alternative minimum tax credit carryforwards will be available to reduce future federal income tax liabilities and has recorded the tax benefit of these carryforwards as noncurrent deferred tax assets. The Company's net operating loss carryforward for state purposes is not significant.

NOTE 8 - EMPLOYEE BENEFIT PLAN:

   The Company maintains a 401(k) Plan (the Plan) for the benefit of its U.S. employees. The Company may, at its discretion, provide funds to match employee contributions to the Plan. The Company contributed $35,000, $31,000 and $105,000 in fiscal 1998, 1997 and 1996, respectively, as employer matching contributions to employee contributions.

NOTE 9 - THE STOCK OPTION PLAN AND WARRANTS:

   The Company has reserved 388,888 common shares for issuance upon exercise of warrants issued to a bank. Such warrants are currently exercisable at a purchase price of $2 per share and expire December 11, 2005.

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

      A summary of the option activity under the 1997 Plan follows: Number of

                                                 OUTSTANDING    WEIGHTED AVERAGE
                                                   OPTIONS        OPTION PRICE
                                                 -----------    ----------------
    Options outstanding at January 31, 1997 ...         --                  --
      Granted .................................      533,000    $           8.00
                                                 -----------    ----------------
    Options outstanding at January 31, 1998 ...      533,000                8.00
      Granted .................................       82,000                1.41
      Surrendered .............................      (12,000)               8.00
                                                 -----------    ----------------
    Options outstanding at January 31, 1999 ...      603,000                7.10
                                                 ===========    ================

   The weighted average fair value at date of grant for options granted during fiscal 1998 and 1997 was $1.41 and $8.00, respectively. Vesting periods for options granted range from immediate to seven years from the date of grant in increments between 5% and 90% per year.

   Options outstanding at January 31, 1999 are as follows:

                                                      WEIGHTED
                                         WEIGHTED     AVERAGE                   WEIGHTED
                            NUMBER OF    AVERAGE     REMAINING     NUMBER OF     AVERAGE
                           OUTSTANDING   EXERCISE   CONTRACTUAL   EXERCISABLE   EXERCISE
OPTION PRICE                 OPTIONS      PRICE        LIFE         OPTIONS       PRICE
------------------------   -----------   --------   -----------   -----------   --------
$1.14 - 1.59 ...........        60,000   $   1.22            10         3,333   $   1.59
1.94 - 2.01 ............        22,000       1.95            10         7,333       1.95
8.00 ...................       521,000       8.00             9       194,299       8.00
                           -----------                            -----------
                               603,000                                204,965
                           ===========                            ===========

   The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized by the Company for this plan. The following unaudited pro forma data is calculated as if compensation cost for the 1997 Plan was determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123 for fiscal years 1998 and 1997:

                                                      1998             1997
                                                 -------------    -------------
Pro forma net loss ...........................   $  (1,323,870)   $  (5,593,246)
Pro forma basic loss per common share ........            (.22)           (1.07)
Pro forma diluted loss per common share ......            (.22)           (1.07)

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-repricing model with the following weighted average assumptions used for grants in fiscal 1998 and 1997: expected volatility of 80% in fiscal 1998 and 70% in fiscal 1997, risk-free interest rate of 4.64% to 6.52%, no dividend yield and an expected life of seven years.

NOTE 10 - RELATED PARTY TRANSACTIONS:

   The Company entered into a consulting agreement with the previous sole shareholder to serve as a consultant to the Company for three years for annual compensation of $300,000. The consulting agreement also required the Company to maintain health and disability insurance policies for the benefit of the shareholder for the term of his life. Pursuant to the agreement, the Company agreed to maintain the shareholder's office space for his use for the term of the agreement and to provide for 180 days the services of certain Company employees for his outside business, provided that such services shall not exceed 30% of the time of each of such employees. This agreement terminated upon the shareholder's death on November 19, 1996.

   As compensation for consulting services rendered in connection with the Recapitalization, the Company paid the Vice Chairman of the Board the sum of $240,000 in three equal payments on January 1, 1998, 1997 and 1996.

   The Company paid $100,000 to a partnership controlled by a director of the Company upon completion of the Offering.

   The Company leases its office and warehouse from an entity owned by the previous sole shareholder of the Company. Rent expense on these leases was $217,000 each year for fiscal 1998, 1997 and 1996. Management believes that the rental rates approximate fair market value.

   The Company pays insurance premiums for certain life insurance policies owned by the Tommy and JoBeth Moss Joint Life Insurance Trust, and is entitled to repayment of the advanced premiums upon the death of JoBeth Moss. The receivables related to these policies as of January 31, 1999 and 1998 amounted to $1,543,814 and $1,278,401, respectively, and are collateralized by the related insurance policies. The Trust is restricted from borrowing against the policies until the receivable is satisfied in full.

   Additional related party transactions are described in Notes 1 and 11.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

   In the normal course of business, the Company is involved in product and intellectual property issues which sometimes result in litigation. It is the opinion of management that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations taken as a whole.

   The Company leases its facilities under various operating leases which expire from 1998 to 2003. Rent expense, including amounts paid to a related party, for fiscal 1998, 1997, and 1996 amounted to $625,000, $693,000 and $687,000, respectively. Aggregate minimum rental commitments under noncancelable leases are as follows for the specified fiscal years:

          1999 .................................                  $  587,327
          2000 .................................                     583,475
          2001 .................................                     324,426
          2002 .................................                     135,965
                                                                  ----------
                                                                  $1,631,193
                                                                  ==========

   Royalty expense under licensing agreements aggregated $1,298,000, $3,069,000 and $1,578,000 in fiscal 1998, 1997 and 1996, respectively. At January 31, 1999, minimum guaranteed royalties payable under these agreements in fiscal 1999 and thereafter through 2002 of $170,000 and $590,000, respectively, are included in accrued royalties payable and prepaid expenses.

NOTE 12 - SEGMENT INFORMATION:

   The Company designs, develops, markets and distributes a variety of toys and children's consumer electronics. These product lines are grouped into four major categories which represent the Company's operating segments, as follows:

   Juvenile audio products, including walkie-talkies, pre-school audio products, pre-teen audio products and musical toys; girls' toys, including dolls, play sets and accessories, and boys' toys, including radio control vehicles, action figures and western and military action toys.

   These operating segments all have similar economic characteristics: the marketing of children's products. Based on these similarities, the Company's products can be aggregated into one reportable segment for purposes of this disclosure.

   The Company sells its products through (i) the Hong Kong operation, where products are shipped directly from contract manufacturers to DSI's customers, and (ii) the United States operation, where products are shipped from DSI's warehouse in Houston to its customers.

   Financial information for fiscal 1998, 1997 and 1996 for the U.S. and Hong Kong operations is as follows:

                                    UNITED STATES     HONG KONG    CONSOLIDATED
                                    -------------    ------------  ------------
FISCAL 1998:
  Net sales ......................  $  14,817,505    $ 37,905,012  $ 52,722,517
  Operating income (loss) ........     (4,110,596)      3,807,193      (303,403)
  Depreciation expense............        275,146         295,632       570,778
  Capital expenditures............        255,940         705,364       961,304
  Total  assets at fiscal year end      9,438,517       3,516,076    12,954,593

FISCAL 1997:
  Net sales ......................     28,550,033      45,074,365    73,624,398
  Operating income (loss) ........     (8,722,057)      2,815,890    (5,906,167)
  Depreciation expense............        266,914         394,603       661,517
  Capital expenditures............        294,613         432,078       726,691
  Total  assets at fiscal year end     18,071,267       3,135,853    21,207,120

FISCAL 1996:
  Net sales ......................     27,970,378      35,248,834    63,219,212
  Operating income ...............      3,033,677       2,593,069     5,626,746
  Depreciation expense............        236,159         360,173       596,332
  Capital expenditures............        183,676         100,584       284,260
  Total assets at fiscal year end      11,394,682       3,921,066    15,315,748

      Sales to major customers that exceeded 10% of the Company's total net sales consist of the following for the specified fiscal years:

                                           1998           1997           1996
                                          ------         ------         ------
Wal-Mart ..........................           19%            17%            19%
Toys "R" Us .......................           11%            22%            12%
Kmart .............................            4%            10%            14%

   Approximately 21% of the Company's sales were exports to foreign countries during fiscal 1998 and 19% during fiscal 1997 and 1996.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION:

      Additional cash flow information by fiscal year is as follows:

                                                1998         1997        1996
                                             ----------   ----------  ----------
Cash paid (received) for:

   Interest ..............................  $   614,150   $  379,063  $2,360,538
   Income taxes ..........................   (1,149,829)   1,139,929     655,058
Noncash activities included the following:

   Accounts receivable write-off .........  $    63,946   $   45,932  $   25,188


NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                  FISCAL QUARTER ENDED
                                              -----------------------------------------------------------
                                                 4/30/98         7/31/98       10/31/98         1/31/99
                                              ------------    ------------   ------------    ------------
    Net sales .............................   $  5,926,126    $ 17,524,808   $ 24,563,262    $  4,708,321
    Operating income (loss) ...............       (796,703)        626,935      2,466,318      (2,599,953)
    Income (loss) before income taxes .....     (1,008,027)        442,294      2,216,365      (2,722,061)
    Net income (loss) .....................       (645,137)        271,754      1,429,788      (1,794,834)
    Basic earnings (loss) per share .......   $      (0.11)   $       0.05   $       0.24    $      (0.30)
    Diluted earnings (loss) per share .....   $      (0.11)   $       0.05   $       0.24    $      (0.30)
                                                                FISCAL QUARTER ENDED
                                              -----------------------------------------------------------
                                                 4/30/97         7/31/97       10/31/97         1/31/98
                                              ------------    ------------   ------------    ------------
    Net sales .............................   $  7,427,707    $ 24,382,768   $ 30,018,242    $ 11,795,681
    Operating income (loss) ...............       (293,897)      2,871,310     (6,059,281)     (2,424,299)
    Income (loss) before income taxes
      and extraordinary item ..............       (750,895)      2,622,301     (6,295,634)     (2,610,038)
    Net income (loss) .....................       (480,753)      1,197,519     (4,029,206)     (1,873,257)
    Basic earnings (loss) per share .......   $      (0.14)   $       0.23   $      (0.67)   $      (0.31)
    Diluted earnings (loss) per share .....   $      (0.14)   $       0.22   $      (0.67)   $      (0.31)

NOTE 15 - SUBSEQUENT EVENT:

      On April 15, 1999, the Company entered into a Stock Purchase and Sale Agreement with MVII, LLC, a California limited liability company controlled by Tom Martin, which contemplates several related transactions: (i) MVII purchased 566,038 shares of common stock from the Company for $1.2 million on April 15, 1999; (ii) MVII commenced a tender offer to purchase up to 1.6 million shares of the outstanding common stock of the Company at $4.38 per share in cash on April 21, 1999; and (iii) subject to shareholder and other approvals, MVII will purchase an additional 1,792,453 shares of common stock (subject to upward adjustments not to exceed in the aggregate 140,000 shares) from the Company for $3.8 million simultaneously with the purchase of shares in the tender offer. Upon consummation of the transactions, MVII will own more than 47% of the Company's outstanding shares and will be entitled to nominate four of the six members of the board of directors.

                           DSI TOYS, INC. AND SUBSIDIARY
            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (SCHEDULE II)

                                   (IN THOUSANDS)

                            BALANCE   CHARGED               BALANCE   CHARGED               BALANCE   CHARGED               BALANCE
                              AT      TO COSTS                AT      TO COSTS                 AT     TO COSTS                AT
                            JANUARY     AND                 JANUARY     AND                  JANUARY    AND                 JANUARY
      DESCRIPTION           31, 1996  EXPENSES  DEDUCTIONS  31, 1997  EXPENSES  DEDUCTIONS  31, 1998  EXPENSES  DEDUCTIONS  31, 1999
--------------------------- --------  --------  ----------  --------  --------  ----------  --------  --------  ----------  --------
Reserves deducted
 from assets:

 Trade receivables ........       68        62         (25)      105       145         (46)      204       (17)        (64)      123
 Discounts and markdowns ..      700     1,037        (966)      771     2,447      (1,261)    1,957     1,559      (2,132)    1,384
 Return of defective goods       288       801        (872)      217     2,617      (2,004)      830     2,416      (2,838)      408
                            --------  --------  ----------  --------  --------  ----------  --------  --------  ----------  --------
                               1,056     1,900      (1,863)    1,093     5,209      (3,311)    2,991     3,958      (5,034)    1,915
                            ========  ========  ==========  ========  ========  ==========  ========  ========  ==========  ========

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

      10.5 Employment Agreement dated December 11, 1995 by and between the Company and Yau Wing Kong. (1)

      10.6 Employment Agreement dated December 11, 1995 by and between the Company and Dale Y. Chen. (1)

      10.7 Employment Agreement dated December 11, 1995 by and between the Company and Thomas V. Yarnell. (1)

      10.8 Employment Agreement dated March 16, 1997 by and between the Company and J. Russell Denson. (1)

      10.9 Letter Loan Agreement between the Company and Bank One, Texas, N.A. dated December 11, 1995, evidencing a revolving line of credit and a term note (the "Bank One Letter Loan Agreement"). (1)

      10.10 First Amendment to Bank One Letter Loan Agreement, dated January 31, 1996. (1)

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

      10.20 Amended and Restated Bank One Letter Loan Agreement, dated October 22, 1997. (6)

      10.21 First Amendment to Amended and Restated Bank One Letter Loan Agreement, dated January 31, 1998. (7)

      10.22 Second Amendment to Amended and Restated Bank One Letter Loan Agreement, dated September 30, 1998. (8)

      10.23 Employment Agreement dated August 20, 1998 by and between the Company and Howard G. Peretz.*

      10.24 Loan and Security Agreement by and between the Company and Sunrock Capital Corp. dated February 2, 1999.*

      10.25 Stock Pledge Agreement by and between the Company and Sunrock Capital Corp. dated February 2, 1999.*

      10.26 Assignment of Deposit Account by and between the Company and Sunrock Capital Corp. dated February 2, 1999.*

      10.27 Trademark Security Agreement by and between the Company and Sunrock Capital Corp. dated February 2, 1999.*

      10.28 Patent Collateral Assignment by and between the Company and Sunrock Capital Corp. dated February 2, 1999.*

      10.29 Stock Purchase and Sale Agreement dated April 15, 1999 by and between the Company and MVII, LLC.(9)

      21    Subsidiaries. (1)

      27    Financial Data Schedule.*

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

(7) Filed as Exhibit 10.21 to the Company's Form 10-K for the annual period ended January 31, 1998, and incorporated herein by reference.

(8) Filed as Exhibit 10.22 to the Company's Form 10-Q for the quarterly period ended October 31, 1998, and incorporated herein by reference.

(9) Filed as Exhibit 2 to the Company's Schedule 14D-9 and incorporated herein by reference.

*    Filed herewith.