Form 10-Q
period 1999-04-30
DSI TOYS INC
filed 1999-06-14
CIK 1034257

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ...




     As of June 7, 1999, 8,383,157 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

                                TABLE OF CONTENTS


                                                                                                              PAGE

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Consolidated Balance Sheet as of April 30, 1999 and January 31, 1999................................1

           Consolidated Statement of Operations for the Three Months Ended
              April 30, 1999 and 1998..........................................................................2

           Consolidated Statement of Cash Flows for the Three Months Ended April 30, 1999 and 1998.............3

           Consolidated Statement of Shareholders' Equity......................................................4

           Notes to Consolidated Financial Statements..........................................................5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............6


                                  PART II - OTHER INFORMATION


Item 1.    Legal Proceedings..................................................................................11

Item 2.    Changes in Securities and Use of Proceeds..........................................................11

Item 4.    Submission of Matters to a Vote of Security Holders................................................12

Item 5.    Other Information..................................................................................13

Item 6.    Exhibits and Reports on Form 8-K...................................................................13

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                DSI TOYS, INC.
                          CONSOLIDATED BALANCE SHEET

                                                                                     APRIL 30,        JANUARY 31,
                                                                                       1999              1999
                                                                                   ------------      ------------
                                                                                    (Unaudited)
                                     ASSETS
 Current assets:
       Cash.....................................................................   $     20,076      $    554,197
       Restricted cash..........................................................        150,000           150,000
       Accounts receivable, net.................................................      1,066,765         1,069,725
       Inventories..............................................................      3,973,206         4,207,704
       Prepaid expenses.........................................................      1,791,053         1,503,970
       Deferred income taxes....................................................        801,000           801,000
                                                                                   ------------      ------------
             Total current assets...............................................      7,802,100         8,286,596

 Property and equipment, net....................................................      1,773,917         1,642,672
 Advances to shareholder (life insurance premiums)..............................      1,610,168         1,543,814
 Deferred income taxes..........................................................      1,307,281         1,117,000
 Other assets...................................................................        514,398           364,511
                                                                                   ------------      ------------
                                                                                   $ 13,007,864      $ 12,954,593
                                                                                   ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
       Accounts payable and accrued liabilities.................................   $  5,632,005      $  6,799,290
       Current portion of long-term debt........................................      1,609,993           824,675
       Income taxes payable.....................................................        227,004           271,920
                                                                                   ------------      ------------
             Total current liabilities..........................................      7,469,002         7,895,885
 Long-term debt.................................................................      2,254,094         2,540,522
 Deferred income taxes..........................................................        113,789           113,000
                                                                                   ------------      ------------
             Total liabilities..................................................      9,836,885        10,549,407
 Shareholders' equity:
       Preferred stock, $.01 par value, 5,000,000 shares authorized,
             none issued or outstanding.........................................             --                --
       Common stock, $.01 par value, 20,000,000 shares authorized,
              8,719,000 shares issued, 6,566,038 shares outstanding.............         87,190            87,190
       Additional paid-in capital...............................................     17,647,472        21,162,568
       Common stock warrants....................................................        102,500           102,500
       Accumulated other comprehensive income...................................         12,020            14,296
       Retained earnings........................................................      3,267,293         3,699,224
                                                                                   ------------      ------------
                                                                                     21,116,475        25,065,778
       Less: treasury stock, 2,152,962 and 2,719,000 shares, at cost............    (17,945,496)      (22,660,592)
                                                                                   ------------      ------------
             Total shareholders' equity.........................................      3,170,979         2,405,186
                                                                                   ------------      ------------
                                                                                   $ 13,007,864      $ 12,954,593
                                                                                   ============      ============





         See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                   THREE MONTHS ENDED APRIL 30,
                                                  ----------------------------
                                                     1999              1998
                                                  -----------      -----------
                                                          (Unaudited)
 Net sales......................................  $ 3,927,695      $ 5,926,126
 Costs of goods sold............................    2,859,191        4,513,607
                                                  -----------      -----------
 Gross profit...................................    1,068,504        1,412,519
 Selling, general and administrative expenses...    1,633,544        2,209,222
                                                  -----------      -----------
 Operating loss.................................     (565,040)        (796,703)
 Interest expense...............................      119,229          222,696
 Other income...................................       (9,377)         (11,372)
                                                  -----------      -----------
 Loss before income taxes.......................     (674,892)      (1,008,027)
 Benefit from income taxes......................     (242,961)        (362,890)
                                                  -----------      -----------
 Net Loss.......................................  $  (431,931)     $  (645,137)
                                                  ===========      ===========

 Basic earnings per share
    Loss per share..............................  $     (0.07)     $     (0.11)
                                                  ===========      ===========
    Weighted average shares outstanding.........    6,095,400        6,000,000
                                                  ===========      ===========

 Diluted earnings per share
    Loss per share..............................  $     (0.07)     $     (0.11)
                                                  ===========      ===========
    Weighted average shares outstanding.........    6,095,400        6,000,000
                                                  ===========      ===========

          See accompanying notes to consolidated financial statements.

                                DSI TOYS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    THREE MONTHS ENDED APRIL 30,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    -----------      -----------
Cash flows from operating activities:                                       (Unaudited)
    Net loss....................................................    $  (431,931)     $  (645,137)
    Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
       Depreciation.............................................        108,571          105,289
       Amortization and write-off of
          debt discount and issuance costs......................         10,036               --
       Provision for doubtful accounts..........................          4,420            2,848
       Gain on sale of equipment................................           (988)              --
       Deferred income taxes....................................       (189,492)        (343,799)
       Changes in assets and liabilities:
          Accounts receivable...................................         (1,462)       4,912,925
          Inventories...........................................        234,498        1,084,418
          Income taxes receivable/payable.......................        (44,916)          21,482
          Prepaid expenses......................................       (287,083)        (532,196)
          Accounts payable and accrued liabilities..............     (1,167,284)      (1,922,539)
                                                                    -----------      -----------
            Net cash provided (used) by operating activities....     (1,765,631)       2,683,291
 Cash flows from investing activities:
    Capital expenditures........................................       (242,614)        (237,286)
    Proceeds from sale of equipment.............................          3,787               --
    Life insurance premiums paid for shareholder................        (66,354)         (66,353)
    (Increase) decrease in other assets.........................        (74,490)         (48,244)
                                                                    -----------      -----------
            Net cash used in investing activities...............       (379,671)        (351,883)
 Cash flows from financing activities:
    Net borrowings (repayments) under revolving lines
     of credit..................................................        474,521       (2,402,990)
    Net borrowings (repayments) on long-term debt...............         24,368             (639)
    Proceeds from issuance of common stock......................      1,200,000               --
    Debt issue costs............................................        (85,433)              --
                                                                    -----------      -----------
            Net cash provided (used) by financing activities....      1,613,456       (2,403,629)
 Effect of exchange rate changes on cash........................         (2,275)          (5,386)
                                                                    -----------      -----------
 Net decrease in cash...........................................       (534,121)         (77,607)
 Cash and cash equivalents, beginning of period.................        554,197          383,690
                                                                    -----------      -----------
 Cash and cash equivalents, end of period.......................    $    20,076      $   306,083
                                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                                DSI TOYS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                              Accumulated
                                   Common Stock       Additional                 Other
                                 ------------------     Paid-in              Comprehensive   Retained    Treasury
                                  Shares    Amount      Capital    Warrants      Income      Earnings      Stock         Total
                                 ---------  -------   -----------  --------  -------------  ----------  ------------   ----------
Balance, January 31, 1998 ...... 8,719,000  $87,190   $21,162,568  $102,500      $29,187    $4,437,653  $(22,660,592)  $3,158,506
  Comprehensive loss:
   Net loss ....................                                                              (738,429)                  (738,429)
   Foreign currency
     translation adjustments,
     net of tax ................                                                 (14,891)                                 (14,891)
                                                                                                                       ----------
       Comprehensive loss ......                                                                                         (753,320)
                                 ---------  -------   -----------  --------      -------    ----------  ------------   ----------
Balance, January 31, 1999 ...... 8,719,000   87,190    21,162,568   102,500       14,296     3,699,224   (22,660,592)   2,405,186
  Issuance 566,038 common
     shares ....................                       (3,515,096)                                         4,715,096    1,200,000
  Comprehensive loss:
   Net loss ....................                                                              (431,931)                  (431,931)
   Foreign currency
     translation adjustments,
     net of tax ................                                                  (2,276)                                  (2,276)
                                                                                                                       ----------
       Comprehensive loss ......                                                                                         (434,207)
                                 ---------  -------   -----------  --------      -------    ----------  ------------   ----------
Balance, April 30, 1999 ........ 8,719,000  $87,190   $17,647,472  $102,500      $12,020    $3,267,293  $(17,945,496)  $3,170,979
                                 =========  =======   ===========  ========      =======    ==========  ============   ==========

         See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of DSI Toys, Inc. and its wholly-owned subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

        In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

        The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the results expected for the full year ending January 31, 2000.


2.      ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

                                     April 30, 1999  January 31, 1999
                                     --------------  ----------------

 Trade receivables..................  $ 2,364,220      $ 2,984,619
 Provisions for:
   Discounts, markdowns and
        return of defective goods...   (1,169,361)      (1,791,436)
   Doubtful accounts................     (128,094)        (123,458)
                                      -----------      -----------
 Accounts receivable, net...........  $ 1,066,765      $ 1,069,725
                                      ===========      ===========

3.       SEGMENT INFORMATION

         Financial information for the three months ended April 30, 1999 and 1998 is as follows:


                                            United States      Hong Kong        Consolidated
                                            -------------     ------------      ------------

 Three months ended April 30, 1999:

         Net sales.......................      2,053,675         1,874,020         3,927,695
         Operating loss..................       (334,024)         (231,016)         (565,040)
         Total assets at April 30, 1999..      9,941,959         3,065,905        13,007,864

 Three months ended April 30, 1998:

         Net sales.......................      3,199,664         2,726,462         5,926,126
         Operating loss..................       (777,349)          (19,354)         (796,703)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical facts, including statements about plans and expectations regarding products and opportunities, demand and acceptance of new and existing products, capital resources and future financial condition and results are forward-looking. Forward-looking statements involve risks and uncertainties, which may cause the Company's actual results in future periods to differ materially and adversely from those expressed. These uncertainties and risks include, but are not limited to, changing consumer preferences, lack of success of new products, loss of the Company's customers, competition, and other factors discussed in this report and from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

         Except as otherwise indicated, references to the "Company" refer to DSI Toys, Inc. and its wholly owned subsidiary, DSI (HK) Ltd. ("DSI (HK)"). The terms "fiscal year" and "fiscal" refer to the Company's fiscal year which is the year ending January 31 of the following calendar year mentioned (e.g., a reference to fiscal 1999 is a reference to the fiscal year ending January 31,
2000).

GENERAL

         The Company designs, develops, markets and distributes toys and children's consumer electronics. Core product categories are (i) juvenile audio products, including Tech-Link(TM) and Digi-Tech(TM) walkie-talkies, pre-teen audio products and Kawasaki(R) musical toys; (ii) girls' toys, including dolls, play sets and accessories; and (iii) boys' toys, including Kawasaki(R) and Burnin' Thunder(TM) radio control vehicles, BlockMen(TM) construction sets and western and military action toys. Historically, the majority of the Company's sales have been made to customers based in the United States. All of the Company's international sales are denominated in United States dollars. Therefore, the Company is not subject to exchange rate risk with respect to international sales.

         On April 15, 1999, the Company entered into a Stock Purchase and Sale Agreement (the "Stock Purchase Agreement") with MVII, LLC, a California limited liability company controlled by E. Thomas Martin ("MVII"). Pursuant to the Stock Purchase Agreement, MVII purchased 566,038 shares of Common Stock, par value $.01 per share (the "Common Stock"), of the Company from the Company for $1.2 million on April 15, 1999, and purchased an additional 1,792,453 shares of Common Stock from the Company for $3.8 million on June 1, 1999. Also, pursuant to the Stock Purchase Agreement, on April 21, 1999, MVII commenced a tender offer for 1.6 million shares of the outstanding Common Stock at $4.38 per share net to the seller in cash (the "Offer"). On May 26, 1999, MVII accepted for payment 1.6 million shares that were validly tendered and not withdrawn in the Offer by the Company's shareholders. The Stock Purchase and Sale Agreement and the transactions contemplated thereby were approved by the Company's shareholders at the annual meeting of shareholders held on May 24, 1999.

         As a result of the transactions consummated pursuant to the Stock Purchase Agreement, MVII has made a total investment in the Company's Common Stock of $12 million. Of that $12 million, $5 million was paid by MVII directly to the Company for Common Stock. MVII currently is the record owner of approximately 47% of the Company's outstanding shares of Common Stock. When MVII's record ownership is combined with MVII's rights under the Shareholders' and Voting Agreement dated April 15, 1999, by and among the Company, MVII, Messrs. Davis, Conrad, Matlock and Smith and a limited partnership controlled by Mr. Crosby (the "Voting Agreement"), executed in connection with the Stock Purchase Agreement, MVII is the beneficial owner of approximately 61% of the Company's outstanding shares of Common Stock. Furthermore, the Voting Agreement entitles MVII to nominate all but two of the members of the Company's board of directors. On June 1, 1999, DSI accepted the resignations of Messrs. Crosby, Smith, Conrad and Neitz from its Board. Such vacancies have been filled by MVII's nominees, namely Messrs. E. Thomas Martin, Robert L. Burke, Joseph S. Whitaker, and John McSorley. At the Company's annual meeting of shareholders on May 24, 1999, the Company's shareholders approved such appointments. On June 1, 1999, E. Thomas Martin was appointed by the Company to serve as Chairman of the Board.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                      Percent of Net Sales
                                                      --------------------
                                                       Three Months Ended
                                                      --------------------
                                                            April 30,
                                                      --------------------
                                                        1999        1998
                                                      --------    --------
 Net sales .......................................     100.0%      100.0%
 Costs of goods sold .............................      72.8        76.2
                                                       -----       -----
 Gross profit ....................................      27.2        23.8
 Selling, general and administrative expenses ....      41.6        37.3
                                                       -----       -----
 Operating (loss) profit .........................     (14.4)      (13.5)
 Interest expense ................................       3.0         3.8
 Other income ....................................       (.2)        (.2)
                                                       -----       -----
 (Loss) Income before income taxes ...............     (17.2)      (17.1)
 Benefit from income taxes .......................      (6.2)       (6.1)
                                                       -----       -----
 Net (Loss) Income ...............................     (11.0)%     (11.0)%
                                                       =====       =====


THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1998

         Net sales. Net sales for the three months ended April 30, 1999 decreased $2.0 million, or 33.7%, to $3.9 million, from $5.9 million in the comparable period in 1998. This decrease was due primarily to decreased sales of juvenile audio products and girls' toys, partially offset by increased sales of boys' toys.

         Net sales of juvenile audio products decreased $1.3 million, or 38.0%, to $2.1 million during the first quarter ended April 30, 1999, from $3.4 million in the comparable period in 1998. This decrease was due primarily to decreased sales in walkie-talkies and electronic musical toys, reflecting the maturity of the line and the addition of new competitors entering the marketplace. Net sales of girls' toys decreased $696,000, or 65.0%, to $377,000 during the first quarter ended April 30, 1999, from $1.1 million in the comparable period in 1998. This decrease was due primarily to close-out sales of dolls during first quarter 1998. Net sales of boys' toys increased $296,000, or 41.0%, to $1.0 million in the first quarter ended April 30, 1999, from $721,000 in the comparable period in 1998. The increase was due primarily to the expansion of the BlockMen(TM) construction sets with the new Military Desert and Space Squad(TM) themes reflecting BlockMen's continued strength in the marketplace. The radio-controlled Kawasaki(R) Ninja(R) motorcycle product line was also a contributing factor to the increase. Net sales of products in other categories decreased $302,000, or 41.9%, to $418,000 during the first quarter ended April 30, 1999, from $720,000 in the comparable period in 1998.

         International net sales for the three months ended April 30, 1999 increased $75,000, or 10.6%, to $787,000, from $712,000 in the comparable period in 1998. The increase was due primarily to increased sales and marketing efforts in France, Australia, and Denmark.

         Gross profit. Gross profit decreased 24.4% to $1.1 million for the first quarter ended April 30, 1999, from $1.4 million in the comparable period in 1998. Gross profit as a percentage of net sales increased to 27.2% in the first quarter ended April 30, 1999, from 23.8% in the first quarter of fiscal 1998. Such increase was primarily due to the Company's final closeout of dolls inventory in first quarter 1998 which were at lower margin percentage.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $576,000, or 26.1%, to $1.6 million in the first quarter ended April 30, 1999, from $2.2 million in the first quarter of fiscal 1998. The decrease resulted primarily from discounts negotiated from an existing vendor.

         Interest expense. Interest expense during the first quarter ended April 30, 1999 decreased $103,000, or 46.5%, to $119,000 from $223,000 in the similar period in 1998. This was primarily due to a reduction of inventory and receivables carrying costs.

         Other income. Other income decreased $2,000, or 17.5% to $9,000 in the first quarter ended April 30, 1999, from $11,000 in the comparable period in 1998, reflecting the effect of changes in levels of short-term investments and foreign exchange translation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has funded its operations and capital requirements with cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

         For the three months ended April 30, 1999, the Company's operating activities used net cash of $1.7 million, consisting primarily of decreases in accounts payable and accrued liabilities, and increases in prepaid expenses, partially offset by the decreases in inventories. Net cash used in investing activities was $379,000 and was primarily the result of capital expenditures. Net cash provided in financing activities was $1.6 million and represented net borrowing under revolving lines of credit and proceeds of $1.2 million from the sale of Common Stock. The Company's working capital at April 30, 1999, was $333,000 and unrestricted cash was $20,000, and the Company's working capital at April 30, 1998, was $(2.5) million and unrestricted cash was $306,000. On June 1, 1999, the Company received $3.8 million from the sale of Common Stock to MVII.

         The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the first two fiscal quarters. To manage these working capital requirements, the Company maintains credit facilities secured principally by accounts receivable and inventory. The Company currently has a line of credit facility with State Street Bank and Trust Company - Hong Kong Branch (the "Hong Kong Credit Facility") and a revolving credit facility with Sunrock Capital Corp. (the "Revolver"). At June 7, 1999 the Company had a short-term loan balance of $2.0 million and had additional borrowing capacity of an aggregate of $4.1 million under the Revolver and the Hong Kong Credit Facility.

         The Company's operating cash requirements for the remainder of fiscal 1999 include payments totaling approximately $2.0 million related to television advertisements run in November and December 1997. The Company has projected approximately $900,000 for capital expenditures, consisting primarily of purchases of tools and molds for fiscal 1999.

         In addition, the Company is obligated to make future minimum royalty payments under certain of its license agreements. As of April 30, 1999, the Company was required to pay guaranteed royalties under these licenses of $173,000, $227,000, $222,000, and $150,000 per year from 1999 through year
2002.

         As part of the Company's strategy, the Company will evaluate potential acquisitions of other toy businesses or product lines that the Company believes would complement its existing business. The Company has no present understanding or agreement with respect to any acquisition.

SEASONALITY

         The retail toy industry is very seasonal with the Christmas holiday season representing over two-thirds of total annual retail toy sales. The Company has experienced this seasonal pattern in its net sales. To accommodate this peak selling season, holiday toy lines are introduced early in the first calendar quarter. Retailers generally commit to their holiday season purchases during the first two calendar quarters and those orders are generally shipped to the retailers' distribution centers on a scheduled basis from May through October. During fiscal 1998, 80% of the Company's net sales were made during the Company's second and third fiscal quarters (May through October), generally in connection with retail sales for the Christmas holiday season. As a result of the seasonality of the Company's business, the Company expects that it will incur a loss in the first quarter and fourth quarter of each fiscal year, even in years in which the Company is profitable for the entire year.

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

         The MIS systems at the Company's Hong Kong subsidiary have been upgraded and successfully tested to be Y2K compliant. The MIS systems at the Company's U.S. headquarters are in the process of being upgraded, replaced and tested. To date, the Company has completed approximately 90% of its upgrades and replacements and approximately 60% of its testing. Completion of all remediation and testing of the MIS systems is expected to be completed by September 30, 1999.

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

         The Company's local area network operating system will require upgrades according to vendors, but such upgrades are available at minimal cost. The Company also intends to replace personal computers and software found not to be Y2K compliant. The Company anticipates that these replacements will be completed by September 30, 1999.

         The Company has incurred approximately $12,000 in expenses in connection with making its computer systems and programs Y2K compliant. The Company expects to incur additional Y2K costs of approximately $25,000 during fiscal 1999. The Company is utilizing both internal and external sources to address Y2K Issues, and the Company anticipates Y2K compliance by September 30, 1999. All historical and future costs have been and will continue to be funded out of existing cash and cash flow from operations.

         The failure to successfully address a material Y2K Issue could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Particularly because of the uncertainty of the Y2K readiness of customers, suppliers and contractors, the Company is unable to assess at this time whether the consequences of the Y2K Issue will have a material impact on the Company's results of operations, liquidity or financial condition. Notwithstanding the above, the most likely impact would be a reduced level of activity in the latter part of the last quarter of fiscal 1999 and the early part of the first quarter of fiscal 2000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On May 24, 1999, at the Company's annual meeting of shareholders, the shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 shares to 35,000,000 shares. Such amendment was filed with the Texas Secretary of State on May 28, 1999. The rights of the holders of Common Stock were not modified by the amendment. However, the Company now has additional authorized shares for issuance which, if it elects to issue in the future, could result in a decrease in the percentage ownership of the Company by the current holders of the Company's Common Stock.

(b) Pursuant to the Stock Purchase Agreement, MVII purchased 566,038 shares of Common Stock from the Company for $1.2 million on April 15, 1999, and purchased an additional 1,792,453 shares of Common Stock from the Company for $3.8 million on June 1, 1999, resulting in MVII purchasing an aggregate of 2,358,491 shares of Common Stock from the Company for $5 million. Also, pursuant to the Stock Purchase Agreement, on April 21, 1999, MVII commenced a tender offer for 1.6 million shares of the outstanding Common Stock of the Company at $4.38 per share net to the seller in cash. On May 26, 1999, MVII accepted for payment 1.6 million shares validly tendered and not withdrawn in the Offer by the Company's shareholders. MVII used funds from working capital obtained from capital contributions by its members to consummate all of the transactions contemplated by the Stock Purchase Agreement, including the Offer. The proceeds received by the Company from the stock purchases made by MVII under the Stock Purchase Agreement have been used by the Company for the repayment of indebtedness and general operating expenses.

              The Stock Purchase Agreement, including the stock sales by the Company to MVII thereunder, constituted a privately negotiated transaction between the Company and MVII. MVII was organized in connection with the transactions contemplated by the Stock Purchase Agreement. The sales of Common Stock to MVII pursuant to the Stock Purchase Agreement were made by the Company in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The Company believes the Section 4(2) exemption from registration was available based upon the established criteria for effecting a private offering by virtue of the following facts, among others: (i) MVII had access to the type of information that would be included in a registration statement and conducted a comprehensive due diligence review in connection with the Stock Purchase Agreement and the transactions thereunder, (ii) MVII's principals have adequate financial means to bear the risk of MVII's investment in the Company and can be described as sophisticated, (iii) MVII was the only offeree in the transaction, (iv) MVII made representations that it acquired the Common Stock for investment and not with a view toward distribution, (v) the Stock Purchase Agreement contains restrictions on resale of the Common Stock sold by the Company to MVII, and (vi) no underwriters were involved nor were any underwriters' commissions paid in connection with the transactions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 24, 1999. At that meeting, the Shareholders were presented with proposals with respect to
(i) the election of directors whose three-year terms expire in 2002, (ii) the approval and ratification of the Stock Purchase Agreement and the transactions contemplated thereunder, (iii) the approval of the amendment to the Company's Amended and Restated Articles of Incorporation authorizing an increase in the number of authorized shares of Common Stock, (iv) the approval and ratification of the appointment of four (4) directors nominated by MVII to fill vacancies on the board as a result of the consummation of the transactions contemplated by the Stock Purchase Agreement, and (v) the adoption and approval of a proposal to amend the Company's Stock Option Plan to increase from 600,000 to 900,000 the aggregate number of shares of the Company Stock reserved for issuance under the Plan and related conforming changes. The results of the vote of the shareholders at its annual meeting are set forth below with respect to each of the proposals presented.

(i) Messrs. Jack R. Crosby and Barry B. Conrad were the nominees for the class of directors whose three-year terms will expire in 2002. Shares of the Company's Common Stock with respect to the election of such directors were voted as follows: with respect to Mr. Crosby, the number of votes that were cast for his election were 3,936,747 and the number of votes withheld were 5,100; with respect to Mr. Conrad, the number of votes that were cast for his election were 3,936,747 and the number of votes withheld were 5,100.

         Messrs. Crosby and Conrad were elected for terms expiring on the date of the annual meeting of shareholders in 2002. Messrs. Crosby and Conrad subsequently resigned from their board positions on June 1, 1999. Messrs. Matlock and Davis, current members of the Board, have terms expiring on the date of the annual meeting of shareholders in 2000. As of the annual meeting of shareholders held on May 24, 1999, Messrs. Neitz and Smith had terms expiring in 2001. However, they resigned from their board positions on June 1, 1999. See discussion in
         Item 5 regarding the Company's current Board composition.

(ii) With respect to the proposal to approve and ratify the Stock Purchase Agreement and the transactions contemplated thereunder, shares of the Company's Common Stock were voted as follows: the number of votes cast for such proposal was 3,887,747, the number of votes cast against such proposal was 42,100, and the number of votes abstaining was 12,000.

(iii) With respect to the proposal to approve an amendment to the Company's Amended and Restated Articles of Incorporation that would increase the number of authorized shares of Common Stock of the Company from 20,000,000 shares to 35,000,000 shares, shares of the Company's Common Stock were voted as follows: the number of votes cast for such proposal was 3,770,358, the number of votes cast against such proposal was 156,400, and the number of votes abstaining was 15,089.

(iv) With respect to the proposal to approve and ratify the appointment of Messrs. E. Thomas Martin, Robert L. Burke, Joseph S. Whitaker and John McSorley as directors by the remaining directors to fill certain vacancies on the Board in connection with the Stock Purchase Agreement, shares of the Company's Common Stock were voted as follows: the number of votes cast for such proposal was 3,880,031, the number of votes cast against such proposal was 41,900, and the number of votes abstaining was 19,916.

(v) With respect to the proposal to adopt and approve a proposal to amend the Company's Stock Option Plan (a) to increase from 600,000 to 900,000 the aggregate number of shares of Common Stock of the Company reserved for issuance under the Plan and (b) to make certain conforming changes, shares of the Company's Common Stock were voted as follows: the number of votes cast for such proposal was 3,754,131, the number of votes cast against was 168,600, and the number of votes abstaining was 19,116.

ITEM 5.  OTHER INFORMATION

         Pursuant to the terms of the Stock Purchase Agreement, MVII purchased an aggregate of 2,358,491 shares of Common Stock from the Company for an aggregate purchase price of $5 million (at $2.12 per share). Such shares were purchased in two transactions; the first transaction occurred on April 15, 1999, pursuant to which MVII purchased 566,038 shares of Common Stock from the Company. The second transaction occurred on June 1, 1999, pursuant to which MVII purchased 1,792,453 shares of Common Stock from the Company. Furthermore, pursuant to the terms of the Stock Purchase Agreement, on April 21, 1999, MVII commenced a tender offer for 1.6 million shares of Common Stock at $4.38 per share net to the seller in cash from the Company's shareholders. On May 26, 1999, MVII accepted for purchase 1.6 million shares of Common Stock that were validly tendered and not withdrawn in the Offer by the Company's shareholders. MVII used working capital obtained from capital contributions by its members to consummate the transactions contemplated by the Stock Purchase Agreement, including the Offer.

         In connection with the Stock Purchase Agreement, the Voting Agreement was entered into by and among the Company, MVII, and each of Messrs. Davis, Conrad, Matlock, Smith and Rust Capital, Ltd., a limited partnership controlled by Mr. Crosby (each, a "Management Shareholder" and collectively, the "Management Shareholders"). Pursuant to the terms of the Voting Agreement, MVII has the right to nominate all but two of the directors constituting the board of directors of the Company, with the Management Shareholders, as a group, having the right to nominate the remaining two directors. The parties to the Voting Agreement are contractually bound to vote all shares of Common Stock over which they have dispositive power in favor of such nominees. Each of Messrs. Crosby, Smith, Conrad and Neitz resigned from their board positions effective June 1, 1999, as contemplated by the Stock Purchase Agreement, and, pursuant to the terms of the Voting Agreement, MVII's nominees, namely Messrs.
E. Thomas Martin, Robert L. Burke, Joseph S. Whitaker and John McSorley were appointed to fill such vacancies, which appointments have been ratified by the Company's shareholders.

         In connection with the Voting Agreement, each of the Management Shareholders has executed an Irrevocable Proxy appointing MVII as proxy and authorizing MVII to vote such Management Shareholder's shares of Common Stock for the election of directors in accordance with the Voting Agreement, as well as the right to vote on other matters subject to a shareholders' vote (subject to certain exceptions). As an additional matter, the Voting Agreement grants the parties thereto certain rights of first refusal in connection with the sale of Common Stock by such parties and grants the Management Shareholders certain co-sale rights in connection with sales of Common Stock made by MVII under certain circumstances.

         As a result of the share purchases made under the Stock Purchase Agreement, including the Offer, and the shares subject to the Voting Agreement, MVII currently beneficially owns 5,139,099 shares of Common Stock, representing approximately 61% of the outstanding shares of Common Stock of the Company. As a result of such transactions, MVII assumed effective control of the Company as of June 1, 1999, and continues to control the Company through the present.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The information required by this Item 6(a) and by Item 7 of Form 8-K is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b)      Reports Submitted on Form 8-K:   None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DSI Toys, Inc.



Dated: June 14, 1999                /s/ THOMAS V. YARNELL
                                    -----------------------------------------
                                    Thomas V. Yarnell
                                    Administrative Vice-President, General
                                        Counsel and Secretary



Dated: June 14, 1999            By: /s/ ROBERT L. WEISGARBER
                                    -----------------------------------------
                                    Robert L. Weisgarber
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit
Number            Exhibit
------            -------

 3.1 Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registration Statement on Form S-1, File No.
         333-23961), incorporated herein by reference.

 3.1.1   Amendment to Amended and Restated Articles of Incorporation of the
         Company.

 3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registration Statement on Form S-1, File No. 333-23961), incorporated herein by reference.

 3.3     Amendment to Amended and Restated Bylaws of the Company (filed as
         Exhibit 3.3 to the Registration Statement on Form S-1, File No.
         333-23961), incorporated herein by reference.

 10.30   Stock Purchase and Sale Agreement, dated April 15, 1999, between the
         Company and MVII (filed as Exhibit 99.2 to the Schedule 14D-9 filed by the Company on April 22, 1999), incorporated herein by reference.

 10.31 Shareholders' and Voting Agreement dated April 15, 1999, by and among the Company, MVII, certain management shareholders of the Company and a limited partnership controlled by a management shareholder (filed as Exhibit 99.4 to the Schedule 14D-9 filed by the Company on April 22,
         1999), incorporated herein by reference.

 10.32   Registration Rights Agreement dated April 15, 1999, by and among the
         Company, MVII, certain management shareholders of the Company and a limited partnership controlled by a management shareholder (filed as Exhibit 99.5 to the Schedule 14D-9 filed by the Company on April 22,
         1999), incorporated herein by reference.

 10.33   Irrevocable Proxy dated April 15, 1999, between MVII and Conrad.

 10.34   Irrevocable Proxy dated April 15, 1999, between MVII and Davis.

 10.35   Irrevocable Proxy dated April 15, 1999, between MVII and Matlock.

 10.36   Irrevocable Proxy dated April 15, 1999, between MVII and Rust Capital.

 10.37   Irrevocable Proxy dated April 15, 1999, between MVII and Smith.

 10.38   Consulting Agreement dated June 1, 1999, between the Company and Davis.

 10.39 Amendment dated May 5, 1999, to Loan and Security Agreement, dated as of February 2, 1999, by and between Sunrock Capital Corp. and the Company.

 27      Financial Data Schedule