Form 10-Q
period 1999-07-31
DSI TOYS INC
filed 1999-09-14
CIK 1034257

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 8, 1999, 8,533,157 shares of common stock par value $.01 per share, of DSI Toys, Inc. were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of July 31, 1999 and January 31, 1999....1
        Consolidated Statement of Operations for the Three Months and Six
        Months Ended July 31, 1999 and 1998....................................2
        Consolidated Statement of Cash Flows for the Six Months Ended July
        31, 1999 and 1998......................................................3
        Consolidated Statement of Shareholders' Equity.........................4
        Notes to Consolidated Financial Statements.............................5

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS..................................................6

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.....................................................12

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS .............................12

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................13

Item 6. EXHIBITS AND REPORTS ON FORM 8-K......................................14

Signatures....................................................................14

                                DSI TOYS, INC.
                          CONSOLIDATED BALANCE SHEET

                                                     JULY 31,      JANUARY 31,
                                                      1999            1999
                                                   ------------    ------------
                                                    (Unaudited)
                    ASSETS
Current Assets:
     Cash .......................................  $    701,066    $    554,197
     Restricted cash ............................       150,000         150,000
     Accounts receivable, net ...................     6,819,261       1,069,725
     Inventories ................................     7,757,936       4,207,704
     Prepaid expenses ...........................     1,433,014       1,503,970
     Deferred income taxes ......................       801,000         801,000
                                                   ------------    ------------
          Total current assets ..................    17,662,277       8,286,596

Property and equipment, net .....................     1,920,838       1,642,672
Advances to shareholder (life insurance premiums)     1,676,521       1,543,814
Deferred income taxes ...........................     1,388,687       1,117,000
Other assets ....................................       309,008         364,511
                                                   ------------    ------------
                                                   $ 22,957,331    $ 12,954,593
                                                   ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities ...  $ 10,293,569    $  6,799,290
     Current portion of long-term debt ..........     3,772,134         824,675
     Income taxes payable .......................       467,397         271,920
                                                   ------------    ------------
          Total current liabilities .............    14,533,100       7,895,885
Long-term Debt ..................................     1,147,718       2,540,522
Deferred income taxes ...........................       113,789         113,000
                                                   ------------    ------------
          Total liabilities .....................    15,794,607      10,549,407
Shareholders' equity:
     Preferred stock, $.01 par value,
       5,000,000 shares authorized,
       none issued or outstanding ...............          --              --
     Common stock, $.01 par value, 35,000,000
        and 20,000,000 shares authorized
        8,719,000 shares issued, 8,533,157 and
        6,000,000 shares outstanding ............        87,190          87,190
     Additional paid-in capital .................     4,979,701      21,162,568
     Common stock warrants ......................       102,500         102,500
     Accumulated other comprehensive income .....         3,894          14,296
     Retained earnings ..........................     3,548,834       3,699,224
                                                   ------------    ------------
                                                      8,722,119      25,065,778
     Less:  treasury stock, 185,843 and
       2,719,000 shares, at cost ................    (1,559,395)    (22,660,592)
                                                   ------------    ------------
               Total shareholders' equity .......     7,162,724       2,405,186
                                                   ------------    ------------
                                                   $ 22,957,331    $ 12,954,593
                                                   ============    ============

         See accompanying notes to consolidated financial statements.

                                DSI TOYS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED JULY 31,       SIX MONTHS ENDED JULY 31,
                                               ----------------------------    ----------------------------
                                                  1999            1998            1999            1998
                                               ------------    ------------    ------------    ------------
Net Sales ..................................   $ 14,646,943    $ 17,524,808    $ 18,574,638    $ 23,450,934
Cost of goods sold .........................     11,128,461      13,914,469      13,987,652      18,428,076
                                               ------------    ------------    ------------    ------------
Gross profit ...............................      3,518,482       3,610,339       4,586,986       5,022,858
Selling, general and administrative expenses      2,979,520       2,983,404       4,613,064       5,192,626
                                               ------------    ------------    ------------    ------------
Operating income (loss) ....................        538,962         626,935         (26,078)       (169,768)
Interest expense ...........................        133,761         210,491         252,990         433,187
Other income ...............................        (34,707)        (25,850)        (44,084)        (37,222)
                                               ------------    ------------    ------------    ------------
Income (loss) before income taxes ..........        439,908         442,294        (234,984)       (565,733)
Provision for (benefit from) income taxes ..        158,367         170,540         (84,594)       (192,349)
                                               ------------    ------------    ------------    ------------
Net income (loss) ..........................   $    281,541    $    271,754    $   (150,390)   $   (373,384)
                                               ============    ============    ============    ============

BASIC EARNINGS PER SHARE
     Earnings (loss) per share .............   $       0.04    $       0.05    $      (0.02)   $      (0.06)
                                               ============    ============    ============    ============
     Weighted average shares outstanding ...      7,826,635       6,000,000       6,975,365       6,000,000
                                               ============    ============    ============    ============
DILUTED EARNINGS PER SHARE
     Earnings (loss) per share .............   $       0.04    $       0.05    $      (0.02)   $      (0.06)
                                               ============    ============    ============    ============
     Weighted average shares outstanding ...      7,986,090       6,000,000       6,975,365       6,000,000
                                               ============    ============    ============    ============

         See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JULY 31,
                                                                   --------------------------
                                                                      1999           1998
                                                                   -----------    -----------
Cash flows from operating activities:
     Net income (loss) .........................................   $  (150,390)   $  (373,384)
     Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
         Depreciation and amortization .........................       269,503        267,984
         Amortization and write-off of
            debt discount and issuance costs ...................        20,072           --
         Provision for doubtful accounts .......................        11,044         11,250
         Gain on sale of equipment .............................          (989)          --
         Deferred income taxes .................................      (270,898)       373,063
         Changes in assets and liabilities:
            Accounts receivable ................................    (5,760,580)       209,220
            Inventories ........................................    (3,550,232)      (176,025)
            Income taxes receivable/payable ....................       195,477       (524,530)
            Prepaid expenses ...................................        70,956       (803,603)
            Accounts payable and accrued liabilities ...........     3,494,279      2,794,883
                                                                   -----------    -----------
               Net cash provided (used) by operating activities     (5,671,758)     1,778,858

Cash flows from investing activities:
      Capital expenditures .....................................      (550,467)      (586,228)
      Proceeds from sale of equipment ..........................         3,787           --
      Life insurance premiums paid for shareholder .............      (132,707)      (132,707)
      Decrease in other assets .................................       120,864         24,584
                                                                   -----------    -----------
               Net cash used in investing activities ...........      (558,523)      (694,351)

Cash flows from financing activities:
      Net borrowing (repayments) under revolving lines of credit     1,535,560       (711,975)
      Net borrowings on long-term debt .........................        19,095           --
      Net proceeds from issuance of common stock ...............     4,918,330           --
      Debt and stock issue costs ...............................       (85,433)          --
                                                                   -----------    -----------
               Net cash provided (used) by financing activities      6,387,552       (711,975)

Effect of exchange rate changes on cash ........................       (10,402)        (9,413)
                                                                   -----------    -----------
Net increase in cash ...........................................       146,869        363,119
Cash and cash equivalents, beginning of period .................       554,197        383,690
                                                                   -----------    -----------
Cash and cash equivalents, end of period .......................   $   701,066    $   746,809
                                                                   ===========    ===========

         See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                          ACCUMULATED
                               COMMON STOCK       ADDITIONAL                 OTHER
                             ------------------    PAID-IN                COMPREHENSIVE    RETAINED      TREASURY
                              SHARES     AMOUNT    CAPITAL      WARRANTS     INCOME        EARNINGS        STOCK           TOTALS
                             ---------  -------  ------------   --------  -------------   -----------   ------------    -----------
Balance, Jan. 31, 1998 ...   8,719,000  $87,190  $ 21,162,568   $102,500  $      29,187   $ 4,437,653   $(22,660,592)   $ 3,158,506
     Comprehensive loss:
       Net loss ..........                                                                   (738,429)                     (738,429)
       Foreign currency
          translation adj
          net of tax ...                                                        (14,891)                                    (14,891)
                                                                                                                        -----------
           Comprehensive
             loss ........                                                                                                 (753,320)
                             ---------  -------  ------------   --------  -------------   -----------   ------------    -----------
Balance, Jan. 31, 1999 ...   8,719,000   87,190    21,162,568    102,500         14,296     3,699,224    (22,660,592)     2,405,186
Issuance 566,038
            common shares                          (3,515,096)                                             4,715,096      1,200,000
      Comprehensive loss:
          Net loss .......                                                                   (431,931)                     (431,931)
      Foreign currency
         translation adj .
         net of tax ....                                                         (2,276)                                     (2,276)
                                                                                                                        -----------
           Comprehensive
             loss ........                                                                                                 (434,207)
                             ---------  -------  ------------   --------  -------------   -----------   ------------    -----------
Balance, Apr. 30, 1999 ...   8,719,000   87,190    17,647,472    102,500         12,020     3,267,293    (17,945,496)     3,170,979
Issuance 1,892,453
            common shares                         (11,964,133)                                            15,764,133      3,800,000
      Options exercised ..                           (518,189)                                               621,968        103,779
      Stock issuance costs                           (185,449)                                                             (185,449)
      Comprehensive
           Income:
      Net income .........                                                                    281,541                       281,541
      Foreign currency
          translation adj
          net of tax ...                                                         (8,126)                                     (8,126)
                                                                                                                        -----------
           Comprehensive
             income                                                                                                         273,415
                             ---------  -------  ------------   --------  -------------   -----------   ------------    -----------
 Balance, July 31, 1999 ..   8,719,000  $87,190  $  4,979,701   $102,500  $       3,894   $ 3,548,834   $ (1,559,395)   $ 7,162,724
                             =========  =======  ============   ========  =============   ===========   ============    ===========

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

     The results of operations for the three months ended July 31, 1999 are not necessarily indicative of the results expected for the full year ending January 31, 2000.


2.    ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                              JULY 31, 1999    JANUARY 31, 1999
                                              -------------    ----------------
Trade receivables .........................   $   8,558,769    $      2,984,619
Provisions for:
  Discounts, markdowns and
       Return of defective goods ..........      (1,606,819)         (1,791,436)
  Doubtful accounts .......................        (132,689)           (123,458)
                                              -------------    ----------------
Accounts receivable, net ..................   $   6,819,261    $      1,069,725
                                              =============    ================

3.    SEGMENT INFORMATION

      Financial information for the six months ended July 31, 1999 and 1998 is as follows:

                                                   UNITED STATES     HONG KONG    CONSOLIDATED
                                                   -------------    -----------   ------------
        Six months ended July 31, 1999:
                Net  sales .....................   $   5,016,759    $13,557,879   $ 18,574,638
                Operating gain (loss) ..........        (412,580)       386,502        (26,078)
                Total assets at July 31, 1999 ..      14,149,448      8,807,883     22,957,331

        Six months ended July 31, 1998:
                Net  sales .....................   $   7,165,062    $16,285,872   $ 23,450,934
                Operating gain (loss) ..........        (296,809)       127,041       (169,768)
                Total assets at July 31, 1998 ..      13,520,778      9,368,309     22,889,087

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

GENERAL

      The Company designs, develops, markets and distributes toys and children's consumer electronics. Core product categories are (i) juvenile audio products, including Tech-Link(TM) and Digi-Tech(TM) walkie-talkies, pre-teen audio products and Kawasaki(R) musical toys; (ii) girls' toys, including dolls, play sets and accessories; and (iii) boys' toys, including BlockMen(R) construction sets, Kawasaki (R) and Burning Thunder (TM) radio control vehicles, and western and military action toys. Historically, the majority of the Company's sales have been made to customers based in the United States. All of the Company's international sales are denominated in United States dollars. Therefore, the Company is not subject to exchange rate risk with respect to international sales.

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

     The Company, entered into a non-binding letter of intent with Meritus Industries, Inc., ("Meritus") effective June 24, 1999, which contemplates the Company acquiring Meritus by means of a merger. Any definitive merger agreement will be subject to the negotiation of acceptable terms, the completion of satisfactory due diligence investigations, board and shareholder approvals, and the receipt of all requisite regulatory approvals. Meritus is a privately held toy manufacturer headquartered in Fairfield, NJ, with offices and distribution facilities in Hong Kong. Meritus is involved in the manufacture and marketing of innovative dolls, doll accessories, and girls' toys such as the Little Darlings(R), Baby Beans(R), and Forever Girlfriends(R) brands. Meritus products are currently sold in more than 40 countries worldwide.

RESULTS OF OPERATIONS
      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                    PERCENT OF NET SALES
                                        -----------------------------------------------
                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                               JULY 31,                  JULY 31,
                                        ---------------------     ---------------------
                                          1999         1998         1999         1998
                                        --------     --------     --------     --------
Net sales ...........................      100.0%       100.0%       100.0%       100.0%
Costs of goods sold .................       76.0         79.4         75.3         78.6
                                        --------     --------     --------     --------
Gross profit ........................       24.0         20.6         24.7         21.4
Selling,  general and  administrative
  expenses ..........................       20.3         17.0         24.8         22.1
                                        --------     --------     --------     --------
Operating income (loss) .............        3.7          3.6         (0.1)        (0.7)
Interest expense ....................        0.9          1.2          1.4          1.8
Other income ........................       (0.2)        (0.1)        (0.2)        (0.2)
                                        --------     --------     --------     --------
Income (loss) before income taxes ...        3.0          2.5         (1.3)        (2.3)
Provision  for (benefit  from) income
  taxes .............................        1.1          1.0         (0.5)        (0.8)
                                        --------     --------     --------     --------
Net income (loss) ...................        1.9%         1.5%        (0.8)%       (1.5)%
                                        ========     ========     ========     ========

THREE MONTHS  ENDED JULY 31, 1999  COMPARED TO THE THREE MONTHS ENDED JULY 31,
1998
      NET SALES. Net sales for the three months ended July 31, 1999 decreased $2.9 million, or 16.4%, to $14.7 million, from $17.5 million in the comparable period in 1998. The decrease was due primarily to decreased sales of juvenile audio products, partially offset by increased sales of boys' and girls' toys.

      Net sales of juvenile audio products during the second quarter ended July 31, 1999 decreased $4.0 million or 29.8%, to $9.3 million, from $13.3 million compared to the similar period in 1998. This decrease was due primarily to slower than expected transition between our previous walkie-talkies and the new Tech-Link(TM) line in the retail segment of the marketplace and also due to competition within the category.

      Net sales of girls' toys increased $629,000, or 91.6%, to $1.3 million during the second quarter ended July 31, 1999 from $686,000 in the comparable period in 1998. The sales for the second quarter 1999 were driven by the introduction of the Sweet Faith(TM) doll. The absence of a new doll introduction during the second quarter 1998 led to comparatively lower sales in girls' toys.

      Net sales of boys' toys increased $628,000 or 26.3%, to $3.0 million in the second quarter ended July 31, 1999, from $2.4 million in the comparable period in 1998. The increase was due primarily to the expansion of the BLOCKMEN(R) construction sets with the new Military Desert theme reflecting the continued strength of BLOCKMEN(R) in the marketplace.

      Net sales of products in other categories during the second quarter ended July 31, 1999 decreased $179,000 or 15.0% to $1.0 million during the second quarter ended July 31, 1999 from $1.2 million in the comparable period in 1998. The decrease was due primarily to decreased sales of Hoppin' Poppin' Spaceballs(R), partially offset by an increase in Spintrek(TM) sales in the second quarter of 1999 as compared to the same period in 1998.

      International net sales for the three months ended July 31, 1999 decreased $805,000 or 17.0%, to $3.9 million, from $4.7 million in the comparable period in 1998. The decline was due primarily to decreased sales to France and Australia.

      GROSS PROFIT. Gross profit decreased $92,000, or 2.5%, to $3.5 million for the second quarter ended July 31, 1999, from $3.6 million in the comparable period in 1998. This decrease was primarily due to lower sales volume. The gross profit as a percentage of net sales increased to 24.0% in the second quarter ended July 31, 1999 from 20.6% in the second quarter of fiscal 1998. Such increase was primarily due to increased emphasis on proprietary products, which typically can command a higher margin.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses remained at $3.0 million in the second quarter ended July 31, 1999 compared to the similar period in 1998.

      INTEREST EXPENSE. As a result of debt repayment using the proceeds from the sale of stock to MVII, LLC on April 15 and June 1, 1999, interest expense decreased $77,000, or 36.5%, to $134,000 in the second quarter ended July 31, 1999 from $211,000 in the comparable period in 1998.

      OTHER INCOME. Other income increased $9,000 to $35,000 in the second quarter ended July 31, 1999 from $26,000 in the comparable period in 1998, reflecting the effect of changes in levels of short-term investments and foreign exchange translation.

SIX MONTHS ENDED JULY 31, 1999 COMPARED TO THE SIX MONTHS ENDED JULY 31, 1998

      NET SALES. Net sales for the six months ended July 31, 1999 decreased $4.9 million, or 20.8%, to $18.6 million, from $23.4 million in the comparable period in 1998. The decrease was due primarily to decreased sales of juvenile audio products, partially offset by increased sales of boys' and girls' toys.

      Net sales of juvenile audio products decreased $5.3 million, or 31.5%, to $11.4 million during the six months ended July 31, 1999, from $16.7 million in the comparable period in 1998. This decrease was due primarily to slower than expected transition between our previous walkie-talkies and the new Tech-Link(TM) line in the retail segment of the marketplace and also due to competition within the category.

      Net sales of girls' toys decreased $67,000, or 3.8%, to $1.7 million during the six months July 31, 1999, from $1.8 million in the comparable period in 1998. Sales for the second quarter 1999 were driven by the introduction of the Sweet Faith(TM) dolls. Doll sales in the first two quarters of 1998 were comprised solely of closeouts of existing inventory.

      Net sales of boys' toys increased $924,000, or 29.7%, to $4.0 million in the six months ended July 31, 1999, from $3.1 million in the comparable period in 1998. The increase was due primarily to the expansion of the BLOCKMEN(R) construction sets with the new Military Desert theme reflecting the continued strength of BLOCKMEN(R) in the marketplace.

      Net sales of products in other categories decreased $473,000, or 24.8%, to $1.4 million, during the six months ended July 31, 1999, from $1.9 in the comparable period in 1998. The decrease was due primarily to decreased sales of Hoppin' Poppin' Spaceballs(R), partially offset by increase in Spintrek (TM) sales, in the first six months of 1999 as compared to the same period in 1998.

      International net sales for the six months ended July 31, 1999 decreased $730,000, or 14.0%, to $4.7 million, from $5.5 million in the comparable period in 1998. The decline was due primarily to decreased sales to France, Australia and Spain, partially offset by an increase in sales to the Philippines and Brazil.

      GROSS PROFIT. Gross profit decreased $436,000, or 8.7%, to $4.6 million for the six months ended July 31, 1999, from $5.0 million in the comparable period in 1998. Gross profit as a percentage of net sales increased to 24.7% in the six months ended July 31, 1999 from 21.4% in the first six months of fiscal 1998. Such increase was primarily due to increased emphasis on proprietary products, which typically can command a higher margins.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $580,000, or 11.2% to $4.6 million in the six months ended July 31, 1999 from $5.2 million in the first six months of fiscal 1998. The decrease resulted primarily from discounts negotiated with an existing vendor.

      INTEREST EXPENSE. As a result of debt repayment using the proceeds from the stock sales to MVII, LLC on April 15 and June 1, 1999, interest expense decreased $180,000, or 41.6%, to $253,000 in the six months ended July 31, 1999 from $433,000 in the comparable period in 1998.

      OTHER INCOME. Other income increased $7,000, or 18.4%, to $44,000 in the six months ended July 31, 1999 from $37,000 in the comparable period in 1998, reflecting the effect of changes in levels of short-term investments and foreign exchange translation.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded its operations and capital requirements with cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

      The Company's operating activities used net cash of $5.7 million during the first six months of fiscal year 1999, consisting primarily of increases in accounts receivable and increases in inventories, partially offset by the increase in accounts payable. Net cash used in investing activities was $559,000 and was primarily the result of capital expenditures. Net cash provided in financing activities was $6.4 million representing net borrowing under revolving lines of credit and net proceeds of $4.9 million from the sale of Common Stock. The Company's working capital at July 31, 1999 was $3.1 million and unrestricted cash was $701,000, and the Company's working capital deficit at July 31, 1998, was $1.4 million and unrestricted cash was $747,000. On June 1, 1999, the Company received $3.8 million from the sale of Common Stock to MVII.

      The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the first two fiscal quarters. To manage these working capital requirements, the Company maintains credit facilities secured principally by accounts receivable and inventory. The Company currently has a line of credit facility with State Street Bank and Trust Company - Hong Kong Branch (the "Hong Kong Credit Facility") and a revolving credit facility with Sunrock Capital Corp. (the "Revolver"). At September 9, 1999 the Company had additional borrowing capacity of $5.8 million in the aggregate under the Revolver and the Hong Kong Credit Facility.

      The Company's operating cash requirements for the remainder of fiscal 1999 include payments totaling approximately $1.0 million related to television advertisements run in November and December 1997. The Company has projected approximately $900,000 for capital expenditures, consisting primarily of purchases of tools and molds for fiscal 1999.

      In addition, the Company is obligated to make future minimum royalty payments under certain of its license agreements. As of July 31, 1999, the Company was required to pay guaranteed royalties under these licenses of $77,000, $227,000, $220,000, and $150,000 per year from 1999 through year 2002.

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

      The MIS systems at the Company's Hong Kong subsidiary have been upgraded and successfully tested to be Y2K compliant. The MIS systems at the Company's U.S. headquarters are in the process of being upgraded, replaced and tested. To date, the Company has completed approximately 90% of its upgrades and replacements and approximately 60% of its testing. Completion of all remediation and testing of the MIS systems is expected to be completed by October 31, 1999.

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

      The Company's local area network operating system will require upgrades according to vendors, but such upgrades are available at minimal cost. The Company also intends to replace personal computers and software found not to be Y2K compliant. The Company anticipates that these replacements will be completed by October 31, 1999.

      The Company has incurred approximately $20,000 in expenses in connection with making its computer systems and programs Y2K compliant. The Company expects to incur additional Y2K costs of approximately $80,000 during fiscal 1999. The Company is utilizing both internal and external sources to address Y2K Issues, and the Company anticipates Y2K compliance by October 31, 1999. All historical and future costs have been and will continue to be funded out of existing cash and cash flow from operations.

      The failure to successfully address a material Y2K Issue could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Particularly because of the uncertainty of the Y2K readiness of customers, suppliers and contractors, the Company is unable to assess at this time whether the consequences of the Y2K Issue will have a material impact on the Company's results of operations, liquidity or financial condition. The Company has been in direct communication with its customers, contractors, and suppliers to evaluate their Y2K compliance. Based upon the responses received to date from our key customers, contractors, and suppliers, the Company has no reason to believe that they will not be Y2K compliant prior to December 31, 1999. Notwithstanding the above, the most likely impact would be a reduced level of activity in the latter part of the last quarter of fiscal 1999 and the early part of the first quarter of fiscal 2000. The Company has addressed its non-IT systems at its various facilities and there has been no indication that the systems are not Y2K compliant. The Company believes that in the event of a failure of its non-IT systems, there will not be a material adverse impact on the Company's operation.

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

(b) Pursuant to the Stock Purchase and Sale Agreement by and between the Company and MVII, LLC ("MVII") dated as of April 15, 1999 (the "Stock Purchase Agreement"), the Company issued to MVII 100,000 shares of Common Stock on July 1, 1999. Consideration for these shares of Common Stock is included in the $5 million paid by MVII to the Company under the terms of the Stock Purchase Agreement, pursuant to which MVII purchased an aggregate of 2,458,491 shares of Common Stock (including the 100,000 shares of Common Stock issued on July 1, 1999). The $5 million total proceeds received by the Company from the stock purchases made by MVII under the Stock Purchase Agreement have been used by the Company for the repayment of a $3.6 million indebtedness, and general operating expenses of $1.4 million.

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

(b) Reports Submitted on Form 8-K: The Company filed a Form 8-K on September 8, 1999, for the purpose of reporting a change in the Fiscal year end from January 31st to December 31st.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DSI Toys, Inc.


Dated:  September 14, 1999     /s/  MICHAEL J. LYDEN
                               -------------------------------------------------
                               Michael J. Lyden
                               President, Chief Executive Officer



Dated: September 14, 1999      By:   /s/ ROBERT L. WEISGARBER
                               -------------------------------------------------
                               Robert L. Weisgarber
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER       EXHIBIT

3.1   Amended and Restated Articles of Incorporation of the Company (filed as
      Exhibit 3.1 to the Registration Statement on Form S-1, File No. 333-23961), incorporated herein by reference.

3.1.1 Amendment to Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1999), incorporated herein by reference.

3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registration Statement on Form S-1, File No. 333-23961), incorporated herein by reference.

3.3   Amendment to Amended and Restated Bylaws of the Company (filed as Exhibit
      3.3 to the Registration Statement on Form S-1, File No. 333-23961), incorporated herein by reference.

10.38 Consulting Agreement dated June 1, 1999, between the Company and Davis (filed as Exhibit 10.38 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1999), incorporated herein by reference.

10.39 Amendment dated May 5, 1999, to Loan and Security Agreement, dated as of February 2, 1999, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.39 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1999), incorporated herein by reference.

10.40 Amendment No. 1, to Loan and Security Agreement, dated June 30, 1999, by and between Sunrock Capital Corp. and the Company.

10.41 Employment Agreement dated June 17, 1999 by and between the Company and Michael J. Lyden.

10.42 Employment Agreement dated June 1, 1999, by and between the Company and Joseph S. Whitaker.

10.43 Amendment to 1997 Stock Option Plan dated May 24, 1999.

27    Financial Data Schedule