Form 10-K/A
period 1999-01-31
DSI TOYS INC
filed 1999-12-14
CIK 1034257

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A

                         AMENDMENT NO. 1 TO FORM 10-K


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

                              TABLE OF CONTENTS

                                                                            Page
Safe Harbor Statement........................................................1

Part I

Item 1.  Business............................................................1
Item 2.  Properties.........................................................11
Item 3.  Legal Proceedings..................................................12
Item 4.  Submission of Matters to a Vote of Security Holders................12

Part II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
            Matters.........................................................13
Item 6.  Selected Consolidated Financial Data...............................14
Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................15
Item 8.  Financial Statements and Supplementary Data........................20
Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................21

Part III

Item 10. Directors and Executive Officers of the Registrant.................22
Item 11. Executive Compensation.............................................22
Item 12. Security Ownership of Certain Beneficial Owners and Management.....22
Item 13. Certain Relationships and Related Transactions.....................22

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K........................................................22
Signatures..................................................................23
Index to Consolidated Financial Statements and Schedule....................F-1
Index to Exhibits..........................................................E-1

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

      This Amendment on Form 10-K/A (this "Amendment") is being filed in order to amend the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 1999 to amend Part II - Item 6 - "Selected Consolidated Financial Data"; Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition of Operations"; Part II - Item 8 - "Financial Statements and Supplementary Data"; and Exhibit 27 - Financial Data Schedule". The remaining information in this amended Form 10-K has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which the Form 10-K relates.

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

PRODUCTS

      The following table depicts the Company's net sales, as a percentage of total net sales, by product category for the fiscal years indicated.

Product Category                                 1998        1997       1996
                                                ------      ------     ------
      Juvenile audio products                    72.6%       50.2%      49.5%
      Girls' toys                                 5.8        31.0       40.8
      Boys' toys                                 14.5         9.8        6.0
      Other                                       7.1         9.0        3.7
                                                ------      ------     ------
            Total                               100.0%      100.0%     100.0%
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

      As of January 31, 1999, the Company was required to make an aggregate of approximately $170,000 in payments of guaranteed royalties under certain licenses in fiscal 1999 and $590,000 thereafter through fiscal 2002.

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

Geographic Area                                   1998        1997       1996
---------------                                  ------      ------     ------
   United States                                  79.0%       80.6%      81.4%
   Europe                                         12.8        10.8        9.2
   Canada and Mexico                               4.0         4.2        3.7
   Australia and New Zealand                       2.3         2.4        2.4
   South and Central America                       1.1         1.2        1.7
   Asia                                            0.5         0.3        1.4
   Middle East and Africa                          0.3         0.5        0.2
                                                 ------      ------     ------
      Total                                      100.0%      100.0%     100.0%
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

      Currently, the PRC has MFN trade status. As such, most toys imported into the United States from the PRC are not subject to import duties. Recently, however, the United States and the PRC have at times been at odds over trade policies. There can be no assurance that in the future trade relations between the United States and the PRC will not deteriorate or that the MFN status of the PRC will not be altered or revoked such that, as a result, the United States would impose duties or other trade sanctions that would affect the cost of toys imported from the PRC. Increases in quotas, duties, tariffs or other changes or trade restrictions which may be imposed in the future would have a material adverse effect on the Company's financial condition, operating results or ability to import products. In particular, the Company's costs would be increased if the PRC's MFN status is revoked. The loss of MFN status for the PRC would result in substantial duties on the cost of toy products manufactured in the PRC and imported into the United States and would most likely adversely affect the Company's financial condition and results of operations. The imposition of such duties could have a material adverse effect on the Company. See "Business--Tariffs and Duties".

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
                                                      HIGH        LOW
                                                    -------      ------
            Fiscal Year 1997:
                 2nd Quarter                         8-1/16      7-1/16
                 3rd Quarter                         9-7/8       4-7/16
                 4th Quarter                         4-9/16      1-1/2
            Fiscal Year 1998:
                 1st Quarter                         2-7/8       1-5/8
                 2nd Quarter                           2         15/16
                 3rd Quarter                         1-3/4       13/16
                 4th Quarter                        1-13/16      1-1/16
STOCKHOLDERS

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

      The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Report.

                                                                                YEAR ENDED JANUARY 31,
                                                             --------------------------------------------------------
Statement of Operations Data:                                  1999        1998        1997        1996        1995
                                                             --------    --------    --------    --------    --------
Net sales ................................................   $ 52,723    $ 73,624    $ 63,219    $ 63,146    $ 45,219
Income  (loss) before
income taxes and
  extraordinary item .....................................     (1,337)     (7,392)      3,106       3,743       1,473
Income (loss) before
extraordinary item .......................................     (1,004)     (5,062)      1,886       2,294         969
Net income (loss) ........................................     (1,004)     (5,543)      1,886       2,294         969
Basic earnings (loss) per
share before
  extraordinary item .....................................   $   (.17)   $   (.97)   $    .54    $    .66    $    .28
Basic earnings (loss) per
share ....................................................   $   (.17)   $  (1.06)   $    .54    $    .66    $    .28
Diluted earnings (loss)
per share before
  extraordinary item .....................................   $   (.17)   $   (.97)   $    .50    $    .66    $    .28
Diluted earnings (loss)
   per share .............................................   $   (.17)   $  (1.06)   $    .50    $    .66    $    .28

                                                                                    JANUARY 31,
                                                             --------------------------------------------------------
Balance Sheet Data:                                            1999        1998        1997        1996       1995
                                                             --------    --------    --------    --------    --------
Working capital ..........................................   $    391    $  6,265    $  2,621    $  3,510    $  2,121
Total assets .............................................     11,411      19,928      14,395      15,746       9,822
Long-term debt, including
   capital leases ........................................      2,541       7,495      14,203      18,188          17
Total liabilities ........................................     10,549      18,049      24,738      27,984       4,675
Shareholders' equity
   (deficit) .............................................        861       1,880     (10,343)    (12,238)      5,147

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere herein

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

RESULTS OF OPERATIONS
      The following table sets forth the Company's results of operations as a percentage of net sales for the fiscal years indicated:

                                               1998     1997     1996
                                              ------   ------   ------
Net sales                                     100.0%   100.0%   100.0%
Cost of goods sold                             79.8     75.1     66.5
                                              ------   ------   ------
Gross profit                                   20.2     24.9     33.5
Selling, general and administrative expenses   21.3     33.4     25.0
                                              ------   ------   ------
Operating income (loss)                        (1.1)    (8.5)     8.5
Interest expense                                1.6      1.8      4.1
Other income                                   (0.2)    (0.3)    (0.5)
                                              ------   ------   ------
Income (loss) before income taxes and
  extraordinary item                           (2.5)   (10.0)     4.9
Provision for (benefit from) income taxes      (0.6)    (3.1)     1.9
                                              ------   ------   ------
Income (loss) before extraordinary item        (1.9)    (6.9)     3.0
Extraordinary item (net of tax)                 -       (0.6)      -
                                              ------   ------   ------
Net income (loss)                              (1.9)    (7.5)     3.0
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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $13.4 million, or 54.3%, to $11.2 million during fiscal 1998 from $24.6 million in fiscal 1997. The decrease resulted primarily from the decreased TV advertising expense during fiscal 1998.

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

      EXTRAORDINARY ITEM. As a result of debt repayment using the net proceeds of the Company's initial public offering, $481,000 of debt issuance cost (net of tax) was written off in fiscal 1997.

      INCOME TAXES. In fiscal 1998, the Company incurred a loss before income taxes and extraordinary item of $1.3 million, which resulted in a benefit from income taxes of $333,000 compared to a $2.3 million benefit from income taxes during fiscal 1997.

      NET INCOME (LOSS). As a result of the foregoing factors, the Company's net loss for fiscal year 1998 was $1.0 million compared to a net loss of $5.5 million for fiscal 1997.

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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $8.8 million, or 55.4%, to $24.6 million during fiscal 1997 from $15.8 million in fiscal 1996. The increase resulted primarily from television advertising expenses related to the introduction of several new products. The Company produced commercials and purchased significant airtime for four products for fiscal 1997 as compared to two products for the prior fiscal year.

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

      INCOME TAXES. In fiscal 1997, the Company incurred a loss before income taxes and extraordinary item of $7.4 million which resulted in a benefit from income taxes of $2.3 million compared to a $1.2 million provision for income taxes during fiscal 1996.

      NET INCOME (LOSS). As a result of the foregoing factors, the Company's net loss for fiscal year 1997 was $5.5 million compared to net income of $1.9 million for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

      The Company's operating activities provided net cash of $6.0 million during fiscal 1998, consisting primarily of decreases in accounts receivable and inventories, and a net decrease in income taxes receivable and payable, partially offset by decreases in accounts payable and accrued liabilities and an increase in prepaid expenses. Net cash used in investing activities during fiscal 1998 was $1.1 million and was the result of capital expenditures, increases in other assets and the payment of life insurance premiums on behalf of a shareholder. Net cash used by financing activities was $4.8 million during fiscal 1998 and represented net payments under revolving lines of credit. The Company's working capital at January 31, 1999 was $391,000 and unrestricted cash was $554,000.

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

      As a result of losses incurred in fiscal 1998, the Company was not in compliance with certain of the covenants contained in its previous line of credit with a commercial bank at year end. However, on February 2, 1999, the Company secured the Revolver. The Revolver replaces the Company's previous line of credit. The new terms include interest at the bank's prime rate plus three quarters of one percent (.75%) and maturity at February 2, 2002. The maximum loan limit remains at $10 million, subject to the availability of sufficient, eligible inventory and accounts receivable.

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

      The Company is obligated to make future minimum royalty payments under certain of its license agreements. As of January 31, 1999, the Company was required to make an aggregate of approximately $170,000 in payments of guaranteed royalties under certain licenses in fiscal 1999 and $590,000 thereafter through fiscal 2002.

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




                              DSI Toys, Inc.

Dated:  December 13, 1999     By:  /s/ MICHAEL J. LYDEN
                              --------------------------------------------------
                              Michael J. Lyden
                              President and Chief Executive Officer

Dated:  December 13, 1999     By:  /s/ ROBERT L. WEISGARBER
                              --------------------------------------------------
                              Robert L. Weisgarber
                              Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           SIGNATURE                    TITLE                         DATE

/s/E. THOMAS MARTIN                    Chairman                December 13, 1999
--------------------------------
   E. Thomas Martin

/s/M.D. DAVIS                          Director                December 13, 1999
--------------------------------
   M.D. Davis


/s/JOSEPH S. WHITAKER                  Director                December 13, 1999
--------------------------------
   Joseph S. Whitaker


/s/JOSEPH N. MATLOCK                   Director                December 13, 1999
--------------------------------
   Joseph N. Matlock


/s/ROBERT L. BURKE                     Director                December 13, 1999
--------------------------------
   Robert L. Burke


/s/JOHN MCSORLEY                       Director                December 13, 1999
--------------------------------
   John McSorley

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

As described in Note 16, the Company has restated its financial statements to give effect to expensing of previously capitalized split-dollar life insurance premium costs.




PricewaterhouseCoopers LLP

Houston, Texas
April 28, 1999, except for Note 16 for which the date is November 23, 1999.

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (RESTATED)

                                                                       JANUARY 31,     JANUARY 31,
                                                                           1999           1998
                                                                       ------------    ------------
                                     ASSETS
Current assets:
       Cash ........................................................   $    554,197    $    383,690
       Restricted cash .............................................        150,000         150,000
       Accounts receivable, net ....................................      1,069,725       8,008,288
       Inventories .................................................      4,207,704       6,437,418
       Income tax receivable .......................................           --           642,264
       Prepaid expenses ............................................      1,503,970         894,704
       Deferred income taxes .......................................        801,000         183,000
                                                                       ------------    ------------
            Total current assets ...................................      8,286,596      16,699,364

Property and equipment, net ........................................      1,642,672       1,252,572
Deferred income taxes ..............................................      1,117,000       1,752,000
Other assets .......................................................        364,511         224,783
                                                                       ------------    ------------
                                                                       $ 11,410,779    $ 19,928,719
                                                                       ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued liabilities ....................   $  6,799,290    $  9,740,201
       Current portion of long-term debt ...........................        824,675         585,783
       Income taxes payable ........................................        271,920         108,630
                                                                       ------------    ------------
            Total current liabilities ..............................      7,895,885      10,434,614
Long-term debt .....................................................      2,540,522       7,495,000
Deferred income taxes ..............................................        113,000         119,000
                                                                       ------------    ------------
            Total liabilities ......................................     10,549,407      18,048,614
Shareholders' equity:
       Preferred stock, $.01 par value, 5,000,000 shares authorized,
            none issued or outstanding .............................           --              --
       Common stock, $.01 par value, 20,000,000 shares authorized,
             8,719,000 shares issued, 6,000,000 shares outstanding .         87,190          87,190
       Additional paid-in capital ..................................     21,162,568      21,162,568
       Common stock warrants .......................................        102,500         102,500
       Accumulated other comprehensive income ......................         14,296          29,187
       Retained earnings ...........................................      2,155,410       3,159,252
                                                                       ------------    ------------
                                                                         23,521,964      24,540,697
       Less: treasury stock, 2,719,000 shares, at cost .............    (22,660,592)    (22,660,592)
                                                                       ------------    ------------
            Total shareholders' equity .............................        861,372       1,880,105
                                                                       ------------    ------------
Commitments and contingencies (Note 11).............................   $ 11,410,779    $ 19,928,719
                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (RESTATED)

                                                               FISCAL YEAR
                                               --------------------------------------------
                                                   1998            1997            1996
                                               ------------    ------------    ------------
Net sales ..................................   $ 52,722,517    $ 73,624,398    $ 63,219,212
Costs of goods sold ........................     42,058,919      55,285,501      42,023,044
                                               ------------    ------------    ------------
Gross profit ...............................     10,663,598      18,338,897      21,196,168
Selling, general and administrative expenses     11,232,414      24,602,478      15,834,836
                                               ------------    ------------    ------------
Operating income (loss) ....................       (568,816)     (6,263,581)      5,361,332
Interest expense ...........................        874,907       1,360,067       2,599,942
Other income ...............................       (106,881)       (231,968)       (344,469)
                                               ------------    ------------    ------------
Income (loss) before income taxes
    and extraordinary item .................     (1,336,842)     (7,391,680)      3,105,859
Provision for (benefit from) income taxes ..       (333,000)     (2,329,323)      1,220,000
                                               ------------    ------------    ------------
Income (loss) before extraordinary item ....     (1,003,842)     (5,062,357)      1,885,859
Extraordinary item (net of tax) ............           --          (480,754)           --
                                               ------------    ------------    ------------

Net income (loss) ..........................   $ (1,003,842)   $ (5,543,111)   $  1,885,859
                                               ============    ============    ============

BASIC EARNINGS PER SHARE
    Earnings (loss) per share before
       extraordinary item ..................   $      (0.17)   $       0.97    $       0.54
    Extraordinary item .....................           --             (0.09)           --
                                               ------------    ------------    ------------
    Earnings (loss) per share ..............   $      (0.17)   $      (1.06)   $       0.54
                                               ============    ============    ============
    Weighted average shares outstanding ....      6,000,000       5,205,479       3,500,000
                                               ============    ============    ============

DILUTED EARNINGS PER SHARE
    Earnings (loss) per share before
       extraordinary item ..................   $      (0.17)   $      (0.97)   $       0.50
    Extraordinary item .....................           --             (0.09)           --
                                               ------------    ------------    ------------
    Earnings (loss) per share ..............   $      (0.17)   $      (1.06)   $       0.50
                                               ============    ============    ============
    Weighted average shares outstanding ....      6,000,000       5,205,479       3,739,146
                                               ============    ============    ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (RESTATED)

                                                                                  FISCAL YEAR
                                                                  --------------------------------------------
                                                                      1998            1997            1996
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss) .........................................   $ (1,003,842)   $ (5,543,111)   $  1,885,859
    Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
       Depreciation ...........................................        570,779         661,517         596,332
       Loss on early retirement of debt .......................           --           480,754            --
       Amortization and write-off of
          debt discount and issuance costs ....................           --           199,152         163,057
       Provision for doubtful accounts ........................        (17,424)        145,096          62,160
       Loss (gain) on sale of equipment .......................            200          (3,865)        (12,511)
       Deferred income taxes ..................................         11,000      (2,781,000)        686,605
       Changes in assets and liabilities:
          Accounts receivable .................................      6,955,987      (4,921,595)        941,715
          Due from shareholder ................................           --           151,667         667,616
          Inventories .........................................      2,229,714      (1,822,331)     (1,205,125)
          Income taxes receivable/payable .....................        805,554        (726,845)       (121,663)
          Prepaid expenses ....................................       (609,266)        567,486        (332,183)
          Accounts payable and accrued liabilities ............     (2,940,911)      3,481,100         766,398
                                                                  ------------    ------------    ------------
             Net cash provided (used) by operating activities .      6,001,791     (10,111,975)      4,098,260
Cash flows from investing activities:
    Capital expenditures ......................................       (961,304)       (726,691)       (284,260)
    Proceeds from sale of equipment ...........................            225           6,965          24,037
    Life insurance premiums paid for shareholder ..............           --              --           (24,262)
    Repayments by shareholder .................................           --           511,764            --
    Decrease (increase) in other assets .......................       (104,728)        313,085        (392,552)
                                                                  ------------    ------------    ------------
             Net cash used in investing activities ............     (1,065,807)        105,123         672,037
Cash flows from financing activities:
    Net borrowings (repayments) under revolving lines of credit     (4,730,655)      4,551,304      (2,088,225)
    Net borrowings (repayments) on long-term debt .............         15,069     (13,429,418)     (2,499,790)
    Net proceeds from issuance of common stock ................           --        17,744,475            --
    Proceeds from issuance of warrants ........................           --             2,500            --
    Debt and stock issue costs ................................        (35,000)           --              --
                                                                  ------------    ------------    ------------
             Net cash provided (used) by financing activities .     (4,750,586)      8,868,861      (4,588,015)
Effect of exchange rate changes on cash .......................        (14,891)         19,689           8,329
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash ...............................        170,507      (1,118,302)     (1,158,463)
Cash and cash equivalents, beginning of year ..................        383,690       1,501,992       2,660,455
                                                                  ------------    ------------    ------------
Cash and cash equivalents, end of year ........................   $    554,197    $    383,690    $  1,501,992
                                                                  ============    ============    ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   (RESTATED)

                                                                          ACCUMULATED
                                   COMMON STOCK    ADDITIONAL                OTHER
                               -------------------   PAID-IN             COMPREHENSIVE    RETAINED     TREASURY
                                 SHARES     AMOUNT   CAPITAL   WARRANTS      INCOME       EARNINGS       STOCK            TOTAL
                               ----------  ------- ----------- ---------  ------------  -----------  --------------   --------------
Balance, January 31, 1996
    (As restated)               6,219,000  $   622 $ 3,504,661 $ 100,000  $      1,169  $ 6,816,504  $ (22,660,592)   $ (12,237,636)
  Comprehensive income:


    Net income                                                                            1,885,859                       1,885,859
    Foreign currency                                                                                                           --
      translation adjustments,                                                                                                 --
      net of tax                                                                 8,329                                        8,329
                                                                                                                      --------------
        Comprehensive income                                                                                              1,894,188
                                                                                                                      --------------
    Change in par value of
      common stock                          61,568    (61,568)                                                                 --
                               ----------  ------- ----------- ---------  ------------  -----------  --------------   --------------
Balance, January 31, 1997       6,219,000   62,190   3,443,093   100,000         9,498    8,702,363     (22,660,592)    (10,343,448)
  Comprehensive loss
    Net loss                                                                             (5,543,111)                     (5,543,111)
    Foreign currency
      translation adjustments,

      net of tax                                                                19,689                                       19,689
                                                                                                                      --------------
        Comprehensive loss                                                                                               (5,523,422)
                                                                                                                      --------------
Issuance of common stock        2,500,000  25,000   18,475,000                                                           18,500,000
Stock issuance cost                                   (755,525)                                                            (755,525)
Warrants issued                                                    2,500                                                      2,500
                               ----------  ------- ----------- ---------  ------------  -----------  --------------   --------------
Balance, January 31, 1998       8,719,000  87,190   21,162,568   102,500        29,187    3,159,252     (22,660,592)       1,880,105
  Comprehensive loss
    Net loss                                                                             (1,003,842)                     (1,003,842)
    Foreign currency
      translation adjustments,
      net of tax                                                              (14,891)                                      (14,891)
                                                                                                                      --------------

        Comprehensive loss                                                                                               (1,018,733)
                               ----------  ------- ----------- ---------  ------------  -----------  --------------   --------------
Balance, January 31, 1999       8,719,000  $87,190 $21,162,568 $ 102,500  $     14,296  $ 2,155,410  $ (22,660,592)   $     861,372
                               ==========  ======= =========== =========  ============  ===========  ==============   ==============

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

   STOCK-BASED COMPENSATION PLANS

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plans and the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in disclosures regarding the plan.

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
                                               ============        ============


NOTE 4 - PROPERTY AND EQUIPMENT:

   Property and equipment consist of the following as of January 31:

                                ESTIMATED USEFUL
                                      LIVES             1999          1998
                                      -----          ------------  ------------
   Molds                             3 years         $2,978,822    $2,300,345
   Equipment, furniture and
   fixtures                         5-7 years         1,647,244     1,486,254
   Leasehold improvements       10 years or lease
                                       term             997,420       879,429
   Automobiles                      3-5 years            84,190        84,216
                                                     ------------  ------------
                                                      5,707,676     4,750,244
   Less: accumulated
     depreciation                                    4,065,004     3,497,672
                                                     ------------  ------------
                                                     $1,642,672    $1,252,572
                                                     ============  ============


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

   Accounts payable and accrued liabilities consist of the following as of January 31:

                                                        1999             1998
                                                     ----------       ----------
Trade payables ...............................       $4,388,808       $7,518,710
Accrued royalties ............................          776,590          968,267
Accrued compensation and commissions .........          973,441          553,608
Other ........................................          660,451          699,616
                                                     ----------       ----------
                                                     $6,799,290       $9,740,201
                                                     ==========       ==========


NOTE 6 - NOTES PAYABLE

   Indebtedness consists of the following as of January 31:

                                                        1999          1998
                                                     ------------  ------------
   Bank revolving line of credit for $10 million
      with a commercial bank collateralized by all
      of the Company's U.S. accounts receivable,
      intangibles, equipment, fixtures and
      inventory and 65% of the common stock of DSI
      (HK) Ltd., principal due on January 22, 1999;
      interest at prime (7.75% at January 31, 1999)  $ 2,528,000   $  7,495,000

   Revolving bank loan drawn against an $8 million
      line of credit, collateralized by a
      customer's letter of credit and $150,000
      cash, interest at prime (7.75% at January 31,
      1999)                                               814,289       577,945

   Other                                                   22,908         7,838
                                                     ------------  ------------
                                                        3,365,197     8,080,783
   Less: current portion                                  824,675       585,783
                                                     ------------  ------------
                                                     $  2,540,522    $7,495,000
                                                     ============  ============

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

NOTE 7 - INCOME TAXES:

   The components of income (loss) before provision for (benefit from) income taxes by fiscal year were as follows:

                                          1998          1997          1996
                                       ------------  ------------  ------------
   Domestic                            $ (2,944,103) $(11,784,930) $   (898,344)
   Foreign                                1,872,674     4,750,664     4,269,617
                                       ------------  ------------  ------------
                                       $ (1,071,429)  $(7,034,266) $  3,371,273
                                       ============  ============  ============

   The provision for income taxes (benefit) by fiscal year is as follows:

                                          1998          1997          1996
                                       ------------  ------------  ------------
   Current:
      Federal                           $(615,358)    $(299,000)    $(185,605)
      State                                     -             -       (14,000)
      Foreign                             271,358       750,677       733,000
                                       ------------  ------------  ------------
                                         (344,000)      451,677       533,395
                                       ------------  ------------  ------------
   Deferred:
      Federal                              17,000    (2,742,000)      657,605
      State                                     -             -       (11,000)
      Foreign                              (6,000)      (39,000)       40,000
                                       ------------  ------------  ------------
                                           11,000    (2,781,000)      686,605
                                       ------------  ------------  ------------
                                         (333,000)   (2,329,323)    1,220,000
   Tax on Extraordinary Item (Current
   Federal)                                     -      (270,000)            -
                                       ------------  ------------  ------------
                                        $(333,000)   $(2,599,323)  $1,220,000
                                       ============  ============  ============


   The difference between income taxes (benefit) at the statutory federal and the effective income tax rates by fiscal year is as follows:

                                          1998          1997          1996
                                       ------------  ------------  ------------
   Taxes (benefit) computed at
     statutory rate                     $(364,000)   $(2,391,000)  $1,146,000
   State income taxes net of federal
     benefit                                    -             -       (16,000)
   Nondeductible items                          -             -        13,000
   Other, net                              31,000        61,677        77,000
                                       ------------  ------------  ------------
                                        $(333,000)   $(2,329,323)  $1,220,000
                                       ============  ============  ============


   Deferred tax assets (liabilities) are comprised of the following at January
31:

                                                        1999          1998
                                                     ------------  ------------
   Allowance for doubtful accounts                     $70,000       $63,000
   Inventory valuation adjustments                      19,000        31,000
   Depreciation                                         97,000       101,000
   Accruals for inventory returns and markdowns        712,000        89,000
   Foreign and alternative minimum tax credits         973,000     1,535,000
   Net operating loss carryforward                           -     1,124,000
   Life insurance premiums paid for shareholders       525,000       435,000
   Other                                                47,000       155,000
                                                     ------------  ------------
      Gross deferred tax assets                      2,443,000     3,533,000
                                                     ------------  ------------
   Less valuation allowance                           (525,000)     (435,000)
   Net deferred tax assets                           1,918,000     3,098,000
   Unremitted earnings of foreign subsidiary                 -    (1,163,000)
   Depreciation                                       (113,000)     (119,000)
                                                     ------------  ------------
      Gross deferred tax liabilities                  (113,000)    (1,282,000)
                                                     ------------  ------------
   Net deferred tax assets (liabilities)             $1,805,000    $1,816,000
                                                     ============  ============

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

A summary of the option activity under the 1997 Plan follows:

                                             Number of
                                            Outstanding      Weighted Average
                                              Options          Option Price
                                         ------------------  ------------------
   Options outstanding at January 31,
      1997                                          -
     Granted                                  533,000               $8.00
                                         ------------------
   Options outstanding at January 31,
      1998                                    533,000                8.00
     Granted                                   82,000                1.41
     Surrendered                              (12,000)               8.00
                                         ------------------
   Options outstanding at January 31,
      1999                                    603,000                7.10
                                         ==================

   The weighted average fair value at date of grant for options granted during fiscal 1998 and 1997 was $1.41 and $8.00, respectively. Vesting periods for options granted range from immediate to seven years from the date of grant in increments between 5% and 90% per year.

   Options outstanding at January 31, 1999 are as follows:

                                           Weighted
                             Weighted      Average                   Weighted
                Number of     Average     Remaining    Number of     Average
                Outstanding  Exercise    Contractual   Exercisable   Exercise
 Option Price    Options       Price         Life       Options       Price
--------------- ----------- ------------ ------------- ----------- -------------
 $1.14 - 1.59     60,000        $1.22        10          3,333         $1.59
  1.94 - 2.01     22,000         1.95        10          7,333          1.95
  8.00           521,000         8.00         9        194,299          8.00
                -----------                            -----------
                 603,000                               204,965
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

                                                        1998          1997
                                                     ------------  ------------
   Pro forma net loss                                $(1,589,283)  $(5,950,660)
   Pro forma basic loss per common share                   (0.26)        (1.14)
   Pro forma diluted loss per common share                 (0.26)        (1.14)

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

   The Company leases its facilities under various operating leases which expire from 1998 to 2003. Rent expense, including amounts paid to a related party, for fiscal 1998, 1997, and 1996 amounted to $625,000, $693,000 and $687,000, respectively. Aggregate minimum rental commitments under noncancelable leases are as follows for the specified fiscal years:

   1999                                                          $587,327
   2000                                                           583,475
   2001                                                           324,426
   2002                                                           135,965
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

   The Company pays insurance premiums for certain life insurance policies owned by the Tommy and JoBeth Moss Joint Life Insurance Trust, the "Trust", and is entitled to repayment of the advanced premiums, plus related cumulative interest, upon the death of JoBeth Moss. These premiums are recorded as general and administrative expense and amounted to approximately $265,000, $357,000, and $265,000 for the years ended January 31, 1999, 1998, and 1997, respectively. Payments of $265,000 annually are to be made by the Company until the death of Jo Beth Moss. Based upon the actuarially determined life of Jo Beth Moss (through 2020), estimated remaining payments to the Trust by the Company would total approximately $6,000,000 at January 31, 1999.

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

   Financial information for fiscal 1998, 1997 and 1996 for the U.S. and Hong Kong operations is as follows:

                                      United
                                      States       Hong Kong     Consolidated
                                   -------------  -------------  -------------
    FISCAL 1998:
      Net sales                    $14,817,505    $37,905,012    $52,722,517
      Operating income (loss)       (4,376,009)     3,807,193       (568,816)
      Depreciation expense             275,147        295,632        570,779
      Capital expenditures             255,940        705,364        961,304
      Total  assets at fiscal  year
        end                          7,894,703      3,516,076     11,410,779
    FISCAL 1997:
      Net sales                    $28,550,033    $45,074,365    $73,624,398
      Operating income (loss)       (9,079,471)     2,815,890     (6,263,581)
      Depreciation expense             266,914        394,603        661,517
      Capital expenditures             294,613        432,078        726,691
      Total  assets at fiscal  year
        end                         16,792,866      3,135,853     19,928,719
    FISCAL 1996:
      Net sales                     27,970,378     35,248,834     63,219,212
      Operating income               2,768,263      2,593,069      5,361,332
      Depreciation expense             236,159        360,173        596,332
      Capital expenditures             183,676        100,584        284,260
      Total  assets at fiscal  year
        end                         10,473,695      3,921,066     14,394,761

   Sales to major customers that exceeded 10% of the Company's total net sales consist of the following for the specified fiscal years:

                                          1998          1997          1996
                                       ------------  ------------  ------------
   Wal-Mart                                 19%           17%           19%
   Toys "R" Us                              11%           22%           12%
   Kmart                                     4%           10%           14%


   Approximately 21% of the Company's sales were exports to foreign countries during fiscal 1998 and 19% during fiscal 1997 and 1996.


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION:

Additional cash flow information by fiscal year is as follows:

                                          1998          1997          1996
                                       ------------  ------------  ------------
   Cash paid (received) for:
      Interest                         $  614,150      $379,063    $2,360,538
      Income taxes                     (1,149,829)    1,139,929       655,058
   Noncash activities included the
      following:
      Accounts receivable write-off    $   63,946       $45,932       $25,188

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                   FISCAL QUARTER ENDED
                                     4/30/98       7/31/98       10/31/98      1/31/99
                                  -----------    -----------   -----------   -----------
Net sales .....................   $ 5,926,126    $17,524,808   $24,563,262   $ 4,708,321
Operating income (loss) .......      (863,056)       560,582     2,399,965    (2,666,307)
Income (loss) before income
taxes .........................    (1,074,380)       375,941     2,150,012    (2,788,415)
Net income (loss) .............      (711,490)       205,401     1,363,435    (1,861,188)
Basic earnings (loss) per share   $     (0.12)   $      0.03   $      0.23   $     (0.31)
Diluted earnings (loss) per
share .........................   $     (0.12)   $      0.03   $      0.23   $     (0.31)
                                                     FISCAL QUARTER ENDED
                                     4/30/97        7/31/97        10/31/97         1/31/98
                                  ------------    ------------   ------------    ------------
Net sales .....................   $  7,427,707    $ 24,382,768   $ 30,018,242    $ 11,795,681
Operating income (loss) .......       (360,251)      2,712,958     (6,125,635)     (2,490,653)
Income (loss) before income
taxes and extraordinary item ..       (817,249)      2,463,949     (6,361,988)     (2,676,392
Net income (loss) .............       (547,107)      1,039,167     (4,095,560)     (1,939,611)
Basic earnings (loss) per share   $      (0.16)   $       0.19   $      (0.68)   $      (0.32)
Diluted earnings (loss) per ...
share .........................   $      (0.16)   $       0.19   $      (0.68)   $      (0.32)

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

NOTE 16 - RESTATEMENT OF FINANCIAL STATEMENTS:

   The Company has restated previously reported financial results for all periods presented herein to give effect to expensing of previously capitalized split-dollar life insurance premium costs. All disclosures related to the periods presented have been amended, as appropriate, to reflect the restatement and are summarized below:

                                               FISCAL YEAR ENDED
                                -----------------------------------------------
                                   1/31/99          1/31/98          1/31/97
                                -------------    -------------    -------------
Selling, general and
   administrative
expenses
  As reported ...............   $  10,967,001       $24,245,064   $  15,569,422
  As restated ...............   $  11,232,415       $24,602,478   $  15,834,836

Net income/(loss)
  As reported ...............   $    (738,429)      $(5,185,697)  $   2,151,273
  As restated ...............   $  (1,003,843)      $(5,543,111)  $   1,885,859

Retained earnings
  As reported ...............   $   3,699,224    $   4,437,653    $   9,623,350
  As restated ...............   $   2,155,410    $   3,159,252    $   8,702,363

Total Shareholders'
Equity
  As reported ...............   $   2,405,186    $   3,158,506    $  (9,422,461)
  As restated ...............   $     861,372    $   1,880,105    $ (10,343,448)

Basic earnings
(loss) per share
  As reported ...............   $       (0.12)   $       (1.00)   $        0.61
  As restated ...............   $       (0.17)   $       (1.06)   $        0.54

Diluted earnings
(loss) per share
  As reported ...............   $       (0.12)   $       (1.00)   $        0.58
  As restated ...............   $       (0.17)   $       (1.06)   $        0.50

In addition, quarterly amounts presented have been adjusted as follows:

                                         FISCAL QUARTER ENDED
                        -------------------------------------------------------
                          4/30/98        7/31/98       10/31/98       1/31/99
                        -----------    -----------   -----------    -----------
Operating income
(loss)
  As reported .......   $  (796,703)   $   626,935   $ 2,466,318    $(2,599,953)
  As restated .......   $  (863,056)   $   560,582   $ 2,399,965    $(2,666,307)

Income (loss) before
income taxes
  As reported .......   $(1,008,027)   $   442,294   $ 2,216,365    $(2,722,061)
  As restated .......   $(1,074,380)   $   375,941   $ 2,150,012    $(2,788,415)

Net income (loss)
  As reported .......   $  (645,137)   $   271,754   $ 1,429,788    $(1,794,834)
  As restated .......   $  (711,490)   $   205,401   $ 1,363,435    $(1,861,188)

Basic earnings
(loss) per share
  As reported .......   $     (0.11)   $      0.05   $      0.24    $     (0.30)
  As restated .......   $     (0.12)   $      0.03   $      0.23    $     (0.31)

Diluted earnings
(loss) per share
  As reported .......   $     (0.11)   $      0.05   $      0.24    $     (0.30)
  As restated .......   $     (0.12)   $      0.03   $      0.23    $     (0.31)

                                          FISCAL QUARTER ENDED
                         ------------------------------------------------------
                           4/30/97        7/31/97       10/31/97     1/31/98
                         -----------    -----------   -----------   -----------
Operating income
(loss)
  As reported ........   $  (293,897)   $ 2,871,310   $(6,059,281)  $(2,424,299)
  As restated ........   $  (360,251)   $ 2,712,958   $(6,125,635)  $(2,490,653)

Income (loss) before
income taxes
  As reported ........   $  (750,895)   $ 2,622,301   $(6,295,634)  $(2,610,038)
  As restated ........   $  (817,249)   $ 2,463,949   $(6,361,988)  $(2,676,392)

Net income (loss)
  As reported ........   $  (480,753)   $ 1,197,519   $(4,029,206)  $(1,873,257)
  As restated ........   $  (547,107)   $ 1,039,167   $(4,095,560)  $(1,939,611)

Basic earnings (loss)
per share
  As reported.........   $     (0.14)   $      0.22   $     (0.67)  $     (0.31)
  As restated.........   $     (0.16)   $      0.19   $     (0.68)  $     (0.32)

Diluted earnings (loss)
per share
  As reported.........   $     (0.14)   $      0.22   $     (0.67)  $     (0.31)
  As restated.........   $     (0.16)   $      0.19   $     (0.68)  $     (0.32)

THE CUMULATIVE EFFECT AT JANUARY 31, 1996 WAS TO REDUCE RETAINED EARNINGS BY $655,572.

                        DSI TOYS, INC. AND SUBSIDIARY

         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (SCHEDULE II)

                                (IN THOUSANDS)

                        BALANCE    CHARGED                BALANCE      CHARGED            BALANCE    CHARGED             BALANCE
                           AT      TO COSTS                  AT        TO COSTS              AT      TO COSTS               AT
                        JANUARY      AND                  JANUARY        AND     DEDUC-   JANUARY      AND      DEDUC-   JANUARY
     DESCRIPTION        31, 1996   EXPENSES  DEDUCTIONS   31, 1997     EXPENSES   TIONS   31, 1998   EXPENSES   TIONS   31, 1999
     -----------       ---------- ---------- ----------  ----------   ---------- ------  ---------- ----------  ------  ----------
Reserves deducted
from assets:
   Trade receivables .         68         62        (25)        105          145    (46)        204        (17)    (64)        123
   Discounts and
     markdowns .......        700      1,037       (966)        771        2,447 (1,261)      1,957      1,559  (2,132)      1,384
   Return of defective
     goods ...........        288        801       (872)        217        2,617 (2,004)        830      2,416  (2,838)        408
                       ---------- ---------- ----------  ----------   ---------- ------  ---------- ----------  ------  ----------
                            1,056      1,900     (1,863)      1,093        5,209 (3,311)      2,991      3,958  (5,034)      1,915
                       ========== ========== ==========  ==========   ========== ======  ========== ==========  ======  ==========

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