Form 10-Q/A
period 1999-04-30
DSI TOYS INC
filed 1999-12-14
CIK 1034257

FORM 10-Q/A

                         (AMENDMENT NO. 1 TO FORM 10-Q)

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

                                TABLE OF CONTENTS

                                                                         PAGE

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of April 30, 1999
          and January 31, 1999..............................................1

        Consolidated Statements of Operations for the
          Three Months Ended April 30, 1999 and 1998........................2

        Consolidated Statements of Cash Flows for the Three Months Ended
          April 30, 1999 and 1998...........................................3

        Consolidated Statements of Shareholders' Equity.....................4

        Notes to Consolidated Financial Statements..........................5

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...............................................7

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................12

Item 2. Changes in Securities and Use of Proceeds..........................12

Item 4. Submission of Matters to a Vote of Security Holders................13

Item 5. Other Information..................................................14

Item 6. Exhibits and Reports on Form 8-K...................................14

Signatures.................................................................15

This amended Form 10-Q is being filed to reflect the restatement of certain previously reported information as more fully described in Note 4 of Notes to Consolidated Financial Statements contained herein. Portions of Part I Item 1 - "Financial Statements", Part I - Item 2 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Exhibit 27 - "Financial Data Schedule" have been amended to reflect the restatement. The remaining information in this amended Form 10-Q has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which the Form 10-Q relates.

                                 DSI TOYS, INC.
                           Consolidated Balance Sheet
                                   (Restated)

                                                                         APRIL 30,      JANUARY 31,
                                                                           1999            1999
                                                                       ------------    ------------
                                      ASSETS                            (Unaudited)
Current assets:
       Cash ........................................................   $     20,076    $    554,197
       Restricted cash .............................................        150,000         150,000
       Accounts receivable, net ....................................      1,066,765       1,069,725
       Inventories .................................................      3,973,206       4,207,704
       Prepaid expenses ............................................      1,791,053       1,503,970
       Deferred income taxes .......................................        801,000         801,000
                                                                       ------------    ------------
            Total current assets ...................................      7,802,100       8,286,596

Property and equipment, net ........................................      1,773,917       1,642,672
Deferred income taxes ..............................................      1,307,281       1,117,000
Other assets .......................................................        514,398         364,511
                                                                       ------------    ------------
                                                                       $ 11,397,696    $ 11,410,779
                                                                       ============    ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued liabilities ....................   $  5,632,005    $  6,799,290
       Current portion of long-term debt ...........................      1,609,993         824,675
       Income taxes payable ........................................        227,004         271,920
                                                                       ------------    ------------
            Total current liabilities ..............................      7,469,002       7,895,885
Long-term debt .....................................................      2,254,094       2,540,522
Deferred income taxes ..............................................        113,789         113,000
                                                                       ------------    ------------
            Total liabilities ......................................      9,836,885      10,549,407
Shareholders' equity:
       Preferred stock, $.01 par value, 5,000,000 shares authorized,
            none issued or outstanding .............................           --              --
       Common stock, $.01 par value, 20,000,000 shares authorized,
             8,719,000 shares issued, 6,566,038 shares outstanding .         87,190          87,190
       Additional paid-in capital ..................................     17,647,472      21,162,568
       Common stock warrants .......................................        102,500         102,500
       Accumulated other comprehensive income ......................         12,020          14,296
       Retained earnings ...........................................      1,657,125       2,155,410
                                                                       ------------    ------------
                                                                         19,506,307      23,521,964
       Less: treasury stock, 2,152,962 and 2,719,000 shares, at cost    (17,945,496)    (22,660,592)
                                                                       ------------    ------------
            Total shareholders' equity .............................      1,560,811         861,372
                                                                       ------------    ------------
                                                                       $ 11,397,696    $ 11,410,779
                                                                       ============    ============

           See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      Consolidated Statement of Operations
                                   (Restated)

                                                    THREE MONTHS ENDED APRIL 30,
                                                    ---------------------------
                                                       1999             1998
                                                    -----------     -----------
                                                             (Unaudited)
Net sales ......................................    $ 3,927,695     $ 5,926,126
Costs of goods sold ............................      2,859,191       4,513,607
                                                    -----------     -----------
Gross profit ...................................      1,068,504       1,412,519
Selling, general and administrative expenses ...      1,699,898       2,275,575
                                                    -----------     -----------
Operating loss .................................       (631,394)       (863,056)
Interest expense ...............................        119,229         222,696
Other income ...................................         (9,377)        (11,372)
                                                    -----------     -----------
Loss before income taxes .......................       (741,246)     (1,074,380)
Benefit from income taxes ......................       (242,961)       (362,890)
                                                    -----------     -----------
Net Loss .......................................    $  (498,285)    $  (711,490)
                                                    ===========     ===========
BASIC EARNINGS PER SHARE
    Loss per share .............................    $     (0.08)    $     (0.12)
                                                    ===========     ===========
    Weighted average shares outstanding ........      6,095,400       6,000,000
                                                    ===========     ===========
DILUTED EARNINGS PER SHARE
    Loss per share .............................    $     (0.08)    $     (0.12)
                                                    ===========     ===========
    Weighted average shares outstanding ........      6,095,400       6,000,000
                                                    ===========     ===========

           See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      Consolidated Statement of Cash Flows
                                  (Restated)

                                                                 THREE MONTHS ENDED APRIL 30,
                                                                     1999           1998
                                                                  -----------    -----------
                                                                          (UNAUDITED)
Cash flows from operating activities:
    Net loss ..................................................   $  (498,285)   $  (711,490)
    Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
       Depreciation ...........................................       108,571        105,289
       Amortization and write-off of
          debt discount and issuance costs ....................        10,036           --
       Provision for doubtful accounts ........................         4,420          2,848
       Gain on sale of equipment ..............................          (988)          --
       Deferred income taxes ..................................      (189,492)      (343,799)
       Changes in assets and liabilities:
          Accounts receivable .................................        (1,462)     4,912,925
          Inventories .........................................       234,498      1,084,418
          Income taxes receivable/payable .....................       (44,916)        21,482
          Prepaid expenses ....................................      (287,083)      (532,196)
          Accounts payable and accrued liabilities ............    (1,167,284)    (1,922,539)
                                                                  -----------    -----------
             Net cash provided (used) by operating activities .    (1,831,985)     2,616,938
Cash flows from investing activities:
    Capital expenditures ......................................      (242,614)      (237,286)
    Proceeds from sale of equipment ...........................         3,787           --
    (Increase) decrease in other assets .......................       (74,490)       (48,244)
                                                                  -----------    -----------
             Net cash used in investing activities ............      (313,317)      (285,530)
Cash flows from financing activities:
    Net borrowings (repayments) under revolving lines of credit       474,521     (2,402,990)
    Net borrowings (repayments) on long-term debt .............        24,368           (639)
    Proceeds from issuance of common stock ....................     1,200,000           --
    Debt issue costs ..........................................       (85,433)          --
                                                                  -----------    -----------
             Net cash provided (used) by financing activities .     1,613,456     (2,403,629)
Effect of exchange rate changes on cash .......................        (2,275)        (5,386)
                                                                  -----------    -----------
Net decrease in cash ..........................................      (534,121)       (77,607)
Cash and cash equivalents, beginning of period ................       554,197        383,690
                                                                  -----------    -----------
Cash and cash equivalents, end of period ......................   $    20,076    $   306,083
                                                                  ===========    ===========

           See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                 Consolidated Statement of Shareholders' Equity
                                   (UNAUDITED)
                                   (RESTATED)

                                                                              ACCUMULATED
                                   COMMON STOCK       ADDITIONAL                 OTHER
                                -------------------    PAID-IN               COMPREHENSIVE    RETAINED    TREASURY
                                 SHARES     AMOUNT     CAPITAL     WARRANTS     INCOME        EARNINGS      STOCK          TOTAL
                                ---------  --------  ------------  --------- -------------  -----------  -------------  -----------
Balance, January 31, 1998       8,719,000  $ 87,190  $ 21,162,568  $ 102,500      $ 29,187  $ 3,159,252  $ (22,660,592) $ 1,880,105
   Comprehensive loss:
     Net loss                                                                                (1,003,842)                 (1,003,842)
     Foreign currency
       translation adjustments,
       net of tax                                                                  (14,891)                                 (14,891)
                                                                                                                        -----------
         Comprehensive loss                                                                                              (1,018,733)
                                ---------  --------  ------------  --------- -------------  -----------  -------------  -----------
Balance, January 31, 1999       8,719,000    87,190    21,162,568    102,500        14,296    2,155,410    (22,660,592)     861,372
   Issuance 566,038 common
     shares                                            (3,515,096)                                           4,715,096    1,200,000
   Comprehensive loss:
     Net loss                                                                                  (498,285)                   (498,285)
     Foreign currency
       translation adjustments,
       net of tax                                                                   (2,276)                                  (2,276)
                                                                                                                        -----------
         Comprehensive loss                                                                                                (500,561)
                                ---------------------------------------------------------------------------------------------------
Balance, April 30, 1999         8,719,000  $ 87,190  $ 17,647,472  $ 102,500      $ 12,020  $ 1,657,125  $ (17,945,496) $ 1,560,811
                                =========  ========  ============  ========= =============  ===========  =============  ===========

           See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DSI Toys, Inc. and its wholly-owned subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K / A for the year ended January 31, 1999.

     In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

     The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the results expected for the full year ending January 31, 2000 (effective December 31, 1999 the Company will change its fiscal year end from January 31 to a calendar year end).


2.    ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                   APRIL 30,        JANUARY 31,
                                                     1999              1999
                                                  -----------       -----------
Trade  receivables .........................      $ 2,364,220       $ 2,984,619
Provisions for:
  Discounts, markdowns and
       return of defective  goods ..........       (1,169,361)       (1,791,436)
  Doubtful accounts ........................         (128,094)         (123,458)
                                                  -----------       -----------
Accounts receivable,  net ..................      $ 1,066,765       $ 1,069,725
                                                  ===========       ===========

3.    SEGMENT INFORMATION

      Financial information for the three months ended April 30, 1999 and 1998 is as follows:

                                     UNITED STATES    HONG KONG     CONSOLIDATED
                                      -----------    -----------    -----------
Three months ended April 30, 1999:

     Net  sales ...................     2,053,675      1,874,020      3,927,695
     Operating  loss ..............      (400,378)      (231,016)      (631,394)
     Total assets at April 30, 1999     8,331,791      3,065,905     11,397,696

Three months ended April 30, 1998:

     Net sales ....................     3,199,664      2,726,462      5,926,126
     Operating loss ...............       843,702        (19,354)      (863,056)
     Total assets at April 30, 1998    11,101,709      3,765,345     14,867,054

4.    RESTATEMENT OF FINANCIALS

      The Company has restated previously reported financial results for all periods presented herein to give effect to expensing of previously capitalized split-dollar life insurance premium costs. All disclosures related to the periods presented have been amended, as appropriate, to reflect the restatement and are summarized as follows:

                                                 THREE MONTHS ENDED APRIL 30,
                                               --------------------------------
                                                   1999               1998
                                               -------------      -------------
Selling, general and
   Administrative expenses
  As reported ............................     $   1,633,544      $   2,209,222
  As restated ............................     $   1,699,898      $   2,275,575

Net income/(loss)
  As reported ............................     $    (431,931)     $    (645,137)
  As restated ............................     $    (498,285)     $    (711,490)

Basic earnings
(loss) per share
  As reported ............................     $       (0.07)     $       (0.11)
  As restated ............................     $       (0.08)     $       (0.12)

Diluted earnings
(loss) per share
  As reported ............................     $       (0.07)     $       (0.11)
  As restated ............................     $       (0.08)     $       (0.12)


      The cumulative effect at January 31, 1998 was to reduce retained earnings by $1,278,400.

      As a result of the restatement of its financial statements as of April 30, 1999, the Company was not in compliance with a certain covenant under the Revolver. However, as of July 31, 1999 and the date of the restated financial statements herein, the Company was again in compliance with such covenant under the Revolver. Sunrock Capital Corp. has executed and delivered a written waiver of this covenant violation to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: STATEMENTS IN THIS REPORT THAT ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT PLANS AND EXPECTATIONS REGARDING PRODUCTS AND OPPORTUNITIES, DEMAND AND ACCEPTANCE OF NEW AND EXISTING PRODUCTS, CAPITAL RESOURCES AND FUTURE FINANCIAL CONDITION AND RESULTS ARE FORWARD-LOOKING. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED. THESE UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, CHANGING CONSUMER PREFERENCES, LACK OF SUCCESS OF NEW PRODUCTS, LOSS OF THE COMPANY'S CUSTOMERS, COMPETITION, AND OTHER FACTORS DISCUSSED IN THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K / A FOR THE FISCAL YEAR ENDED JANUARY 31, 1999.

      EXCEPT AS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" REFER TO DSI TOYS, INC. AND ITS WHOLLY OWNED SUBSIDIARY, DSI (HK) LTD. ("DSI (HK)"). THE TERMS "FISCAL YEAR" AND "FISCAL" REFER TO THE COMPANY'S FISCAL YEAR WHICH IS THE YEAR ENDING JANUARY 31 OF THE FOLLOWING CALENDAR YEAR MENTIONED (E.G., A REFERENCE TO FISCAL 1999 IS A REFERENCE TO THE PERIOD ENDING JANUARY 31, 2000 [EFFECTIVE DECEMBER 31, 1999, THE COMPANY WILL CHANGE ITS FISCAL YEAR END FROM JANUARY 31 TO A CALENDAR YEAR END]).

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                           PERCENT OF NET SALES
                                                            THREE MONTHS ENDED
                                                                 APRIL 30,
                                                            ------------------
                                                             1999        1998
                                                            ------      ------
Net sales ..............................................     100.0%      100.0%
Costs of goods sold ....................................      72.8        76.2
                                                            ------      ------
Gross profit ...........................................      27.2        23.8
Selling,  general and  administrative
expenses ...............................................      43.3        38.4
                                                            ------      ------
Operating (loss) profit ................................     (16.1)      (14.6)
Interest expense .......................................       3.0         3.8
Other income ...........................................       (.2)        (.2)
                                                            ------      ------
(Loss) Income before income taxes ......................     (18.9)      (18.2)
Benefit from income taxes ..............................      (6.2)       (6.1)
                                                            ------      ------
Net (Loss) Income ......................................     (12.7)%     (12.1)%
                                                            ======      ======

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

      GROSS PROFIT. Gross profit decreased 24.4% to $1.1million for the first quarter ended April 30, 1999, from $1.4 million in the comparable period in 1998. Gross profit as a percentage of net sales increased to 27.2% in the first quarter ended April 30, 1999, from 23.8% in the first quarter of fiscal 1998. Such increase was primarily due to the Company's final closeout of dolls inventory in first quarter 1998 which were at lower margin percentage.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $576,000, or 25.3%, to $1.7 million in the first quarter ended April 30, 1999, from $2.3 million in the first quarter of fiscal 1998. The decrease resulted primarily from discounts negotiated from an existing vendor.

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

      For the three months ended April 30, 1999, the Company's operating activities used net cash of $1.8million, consisting primarily of decreases in accounts payable and accrued liabilities, and increases in prepaid expenses, partially offset by the decreases in inventories. Net cash used in investing activities was $313,000 and was primarily the result of capital expenditures. Net cash provided in financing activities was $1.6 million and represented net borrowing under revolving lines of credit and proceeds of $1.2 million from the sale of Common Stock. The Company's working capital at April 30, 1999, was $333,000 and unrestricted cash was $20,000, and the Company's working capital at April 30, 1998, was $(2.5) million and unrestricted cash was $306,000. On June 1, 1999, the Company received $3.8 million from the sale of Common Stock to MVII.

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

      As a result of the restatement of its financial statements as of April 30, 1999, the Company was not in compliance with a certain covenant under the Revolver. However, as of July 31, 1999 and the date of the restated financial statements herein, the Company was again in compliance with such covenant under the Revolver. Sunrock Capital Corp. has executed and delivered a written waiver of this covenant violation to the Company.

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

                                DSI Toys, Inc.


Dated:  December 13, 1999       /s/ MICHAEL J. LYDEN
                                ------------------------------------------------
                                Michael J. Lyden
                                President and Chief Executive Officer



Dated:  December 13, 1999  By:  /s/ ROBERT L. WEISGARBER
                                ------------------------------------------------
                                Robert L. Weisgarber
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

  EXHIBIT
   NUMBER       EXHIBIT
  -------       -------
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