Form 10-Q/A
period 1999-07-31
DSI TOYS INC
filed 1999-12-14
CIK 1034257

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

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of July 31, 1999 and
        January 31, 1999....................................................1
        Consolidated Statements of Operations for the Three
        Months and Six Months Ended July 31, 1999 and 1998..................2
        Consolidated Statements of Cash Flows for the Six
        Months Ended July 31, 1999 and 1998.................................3
        Consolidated Statements of Shareholders' Equity.....................4
        Notes to Consolidated Financial Statements..........................5

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS...................................................7

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..................................................13

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS ..........................13

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............14

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...................................15

Signatures.................................................................16

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

                                DSI TOYS, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (RESTATED)

                                                                   JULY 31,      JANUARY 31,
                                                                     1999           1999
                                                                 ------------    ------------
                                                                  (UNAUDITED)
                    ASSETS

Current Assets:
     Cash ....................................................   $    701,066    $    554,197
     Restricted cash .........................................        150,000         150,000
     Accounts receivable, net ................................      6,819,261       1,069,725
     Inventories .............................................      7,757,936       4,207,704
     Prepaid expenses ........................................      1,433,014       1,503,970
     Deferred income taxes ...................................        801,000         801,000
                                                                 ------------    ------------
          Total current assets ...............................     17,662,277       8,286,596

Property and equipment, net ..................................      1,920,838       1,642,672
Deferred income taxes ........................................      1,388,687       1,117,000
Other assets .................................................        309,008         364,511
                                                                 ------------    ------------
                                                                 $ 21,280,810    $ 11,410,779
                                                                 ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities ................   $ 10,293,569    $  6,799,290
     Current portion of long-term debt .......................      3,772,134         824,675
     Income taxes payable ....................................        467,397         271,920
                                                                 ------------    ------------
          Total current liabilities ..........................     14,533,100       7,895,885
Long-term Debt ...............................................      1,147,718       2,540,522
Deferred income taxes ........................................        113,789         113,000
                                                                 ------------    ------------
          Total liabilities ..................................     15,794,607      10,549,407
Shareholders' equity:
     Preferred stock, $.01 par value,
5,000,000 shares authorized,
           none issued or outstanding ........................           --              --
     Common stock, $.01 par value, 35,000,000
and 20,000,000 shares authorized
          8,719,000 shares issued, 8,533,157
and 6,000,000 shares outstanding .............................         87,190          87,190
     Additional paid-in capital ..............................      4,979,701      21,162,568
     Common stock warrants ...................................        102,500         102,500
     Accumulated other comprehensive income ..................          3,894          14,296
     Retained earnings .......................................      1,872,313       2,155,410
                                                                 ------------    ------------
                                                                    7,045,598      23,521,964
     Less:  treasury stock, 185,843 and
       2,719,000 shares, at cost .............................     (1,559,395)    (22,660,592)
                                                                 ------------    ------------
               Total shareholders' equity ....................      5,486,203         861,372
                                                                 ------------    ------------
                                                                 $ 21,280,810    $ 11,410,779
                                                                 ============    ============

         See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                   (RESTATED)

                                  THREE MONTHS ENDED JULY 31,     SIX MONTHS ENDED JULY 31,
                                 ----------------------------    ----------------------------
                                     1999            1998            1999            1998
                                 ------------    ------------    ------------    ------------
Net Sales ....................   $ 14,646,943    $ 17,524,808    $ 18,574,638    $ 23,450,934
Cost of goods sold ...........     11,128,461      13,914,469      13,987,652      18,428,076
                                 ------------    ------------    ------------    ------------
Gross profit .................      3,518,482       3,610,339       4,586,986       5,022,858
Selling, general and
administrative expenses ......      3,045,873       3,049,757       4,745,771       5,325,333
                                 ------------    ------------    ------------    ------------
Operating income (loss) ......        472,609         560,582        (158,785)       (302,475)
Interest expense .............        133,761         210,491         252,990         433,187
Other income .................        (34,707)        (25,850)        (44,084)        (37,222)
                                 ------------    ------------    ------------    ------------
Income (loss) before income
taxes ........................        373,555         375,941        (367,691)       (698,440)
Provision for (benefit from)
income taxes .................        158,367         170,540         (84,594)       (192,349)
                                 ------------    ------------    ------------    ------------
Net income (loss) ............   $    215,188    $    205,401    $   (283,097)   $   (506,091)
                                 ============    ============    ============    ============

BASIC EARNINGS PER SHARE
     Earnings (loss) per share   $       0.03    $       0.03    $      (0.04)   $      (0.08)
                                 ============    ============    ============    ============
     Weighted average shares
       outstanding ...........      7,826,635       6,000,000       6,975,365       6,000,000
                                 ============    ============    ============    ============

DILUTED EARNINGS PER SHARE

     Earnings (loss) per share   $       0.03    $       0.03    $      (0.04)   $      (0.08)
                                 ============    ============    ============    ============
     Weighted average shares
       outstanding ...........      7,986,090       6,000,000       6,975,365       6,000,000
                                 ============    ============    ============    ============

         See accompanying notes to consolidated financial statements.

                                DSI TOYS, INC
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                                  (RESTATED)

                                                      SIX MONTHS ENDED JULY 31,
                                                     --------------------------
                                                        1999            1998
                                                     -----------    -----------
Cash flows from operating activities:
     Net income (loss) ...........................   $  (283,097)   $  (506,091)
     Adjustments to reconcile net loss to net
       cash
         provided (used) by operating
       activities:
         Depreciation and amortization ...........       269,503        267,984
         Amortization and write-off of
            debt discount and issuance costs .....        20,072           --
         Provision for doubtful accounts .........        11,044         11,250
         Gain on sale of equipment ...............          (989)          --
         Deferred income taxes ...................      (270,898)       373,063
         Changes in assets and liabilities:
            Accounts receivable ..................    (5,760,580)       209,220
            Inventories ..........................    (3,550,232)      (176,025)
            Income taxes receivable/payable ......       195,477       (524,530)
            Prepaid expenses .....................        70,956       (803,603)
            Accounts payable and accrued
               liabilities .......................     3,494,279      2,794,883
                                                     -----------    -----------
               Net cash provided (used) by
                 operating activities ............    (5,804,465)     1,646,151

Cash flows from investing activities:
      Capital expenditures .......................      (550,467)      (586,228)
      Proceeds from sale of equipment ............         3,787           --
      Decrease in other assets ...................       120,864         24,584
                                                     -----------    -----------
               Net cash used in investing
                 activities ......................      (425,816)      (561,644)

Cash flows from financing activities:
      Net borrowing (repayments) under
        revolving lines of credit ................     1,535,560       (711,975)
      Net borrowings on long-term debt ...........        19,095           --
      Net proceeds from issuance of common
        stock ....................................     4,918,330           --
      Debt and stock issue costs .................       (85,433)          --
                                                     -----------    -----------
               Net cash provided (used) by
                 financing activities ............     6,387,552       (711,975)

Effect of exchange rate changes on cash ..........       (10,402)        (9,413)
                                                     -----------    -----------
Net increase in cash .............................       146,869        363,119
Cash and cash equivalents, beginning of period ...       554,197        383,690
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $   701,066    $   746,809
                                                     ===========    ===========

         See accompanying notes to consolidated financial statements.

                                DSI TOYS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)
                                  (RESTATED)

                                                                                    ACCUMULATED
                                 COMMON  STOCK         ADDITIONAL                       OTHER
                            ------------------------    PAID-IN                    COMPREHENSIVE      RETAINED         TREASURY
                              SHARES       AMOUNT       CAPITAL       WARRANTS         INCOME         EARNINGS          STOCK
                            ------------ ----------- --------------  ------------ -----------------  ------------   ---------------
Balance, Jan. 31, 1998         8,719,000 $    87,190 $   21,162,568  $    102,500 $          29,187  $  3,159,252   $   (22,660,592)
(As restated)
     Comprehensive loss:
       Net loss                                                                                        (1,003,842)
       Foreign currency
          Translation adj.
          net of tax                                                                       (14,891)

           Comprehensive
                      loss
                            ------------ ----------- --------------  ------------ -----------------  ------------   ---------------
Balance, Jan. 31, 1999         8,719,000      87,190     21,162,568       102,500           14,296     2,155,410        (22,660,592)
Issuance 566,038
            Common shares                                (3,515,096)                                                      4,715,096
      Comprehensive loss:
          Net loss                                                                                      (498,285)
      Foreign currency
         Translation adj.
         net of tax                                                                          (2,276)

           Comprehensive
                    Loss
                            ------------ ----------- --------------  ------------ -----------------  ------------   ---------------
Balance, Apr. 30, 1999         8,719,000      87,190     17,647,472       102,500            12,020     1,657,125       (17,945,496)
Issuance 1,892,453
            Common shares                               (11,964,133)                                                     15,764,133
      Options exercised                                    (518,189)                                                        621,968
      Stock issuance costs                                 (185,449)
      Comprehensive

Income:
      Net income                                                                                          215,188
      Foreign currency
          Translation adj.
          net of tax                                                                        (8,126)

           Comprehensive
                    Income
                            ------------ ----------- --------------  ------------ -----------------  ------------   ---------------
 Balance, July 31, 1999        8,719,000 $    87,190 $    4,979,701  $    102,500 $           3,894  $  1,872,313      $(1,559,395)
                            ============ =========== ==============  ============ =================  ============   ===============

                               TOTALS
                            -------------
Balance, Jan. 31, 1998      $   1,880,105
(As restated)
     Comprehensive loss:
       Net loss                (1,003,842)
       Foreign currency
          Translation adj.
          net of tax              (14,891)
                            -------------
           Comprehensive
                      loss     (1,018,733)
                            -------------
Balance, Jan. 31, 1999            861,372
Issuance 566,038
            Common shares       1,200,000
      Comprehensive loss:
          Net loss               (498,285)
      Foreign currency
         Translation adj.
         net of tax                (2,276)
                            -------------
           Comprehensive
                    Loss         (500,561)
                            -------------
Balance, Apr. 30, 1999          1,560,811
Issuance 1,892,453
            Common shares       3,800,000
      Options exercised           103,779
      Stock issuance costs       (185,449)
      Comprehensive

Income:
      Net income                  215,188
      Foreign currency
          Translation adj.
          net of tax               (8,126)
                            -------------
           Comprehensive
                    Income        207,062
                            -------------
 Balance, July 31, 1999     $   5,486,203
                            =============

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

     The results of operations for the three months ended July 31, 1999 are not necessarily indicative of the results expected for the full year ending January 31, 2000 (effective December 31, 1999, the Company will change its fiscal year end from January 31 to a calendar year end).


2.    ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                   JULY 31,      JANUARY 31,
                                                     1999            1999
                                                  -----------    -----------
Trade  receivables ............................   $ 8,558,769    $ 2,984,619
Provisions for:
  Discounts, markdowns and
       Return of defective  goods .............    (1,606,819)    (1,791,436)
  Doubtful  accounts ..........................      (132,689)      (123,458)
                                                  -----------    -----------
Accounts receivable,  net .....................   $ 6,819,261    $ 1,069,725
                                                  ===========    ===========

3.    SEGMENT INFORMATION

      Financial information for the six months ended July 31, 1999 and 1998 is as follows:

                                               UNITED STATES     HONG KONG     CONSOLIDATED
                                                ------------    ------------   ------------
     Six months ended July 31, 1999:

             Net  sales .....................   $  5,016,759    $ 13,557,879   $ 18,574,638
             Operating gain (loss) ..........       (545,287)        386,502       (158,785)
             Total assets at July 31, 1999 ..     12,472,927       8,807,883     21,280,810

     Six months ended July 31, 1998:

             Net  sales .....................   $  7,165,062    $ 16,285,872   $ 23,450,934
             Operating gain (loss) ..........       (429,516)        127,041       (302,475)
             Total assets at July 31, 1998 ..     12,109,670       9,368,309     21,477,979

4.    RESTATEMENT OF FINANCIALS

      The Company has restated previously reported financial results for all periods presented herein to give effect to expensing of previously capitalized split-dollar life insurance premium costs. All disclosures related to the periods presented have been amended, as appropriate, to reflect the restatement and are summarized as follows:

                        THREE MONTHS ENDED JULY 31,        SIX MONTHS ENDED JULY 31,
                       -------------   -------------   -------------    -------------
                           1999            1998            1999             1998
                       -------------   -------------   -------------    -------------
Selling, general and
  Administrative expenses
  As reported ......   $   2,979,520   $   2,983,404   $   4,613,064    $   5,192,626
  As restated ......   $   3,045,873   $   3,049,757   $   4,745,771    $   5,325,333

Net income (loss)
  As reported ......   $     281,541   $     271,754   $    (150,390)   $    (373,384)
  As restated ......   $     215,188   $     205,401   $    (283,097)   $    (506,091)

Basic earnings
(loss) per share
  As reported ......   $        0.04   $        0.05   $       (0.02)   $       (0.06)
  As restated ......   $        0.03   $        0.03   $       (0.04)   $       (0.08)

Diluted earnings
(loss) per share
  As reported ......   $        0.04   $        0.05   $       (0.02)   $       (0.06)
  As restated ......   $        0.03   $        0.03   $       (0.04)   $       (0.08)

      The cumulative effect at January 31, 1998 was to reduce retained earnings by $1,278,400.

      As a result of the restatement of its financial statements as of April 30, 1999, the Company was not in compliance with a certain covenant under the Revolver. However, as of July 31, 1999 and the date of the restated financial statements herein, the Company was again in compliance with such covenant under the Revolver. Sunrock Capital Corp. has executed and delivered a written waiver of this covenant to the Company.

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

GENERAL

      The Company designs, develops, markets and distributes toys and children's consumer electronics. Core product categories are (i) juvenile audio products, including Tech-Link(TM) and Digi-Tech(TM) walkie-talkies, pre-teen audio products and Kawasaki(R) musical toys; (ii) girls' toys, including dolls, play sets and accessories; and (iii) boys' toys, including BLOCKMEN(R) construction sets, Kawasaki(R) and Burnin' Thunder(TM) radio control vehicles, and western and military toys. Historically, the majority of the Company's sales have been made to customers based in the United States. All of the Company's international sales are denominated in United States dollars. Therefore, the Company is not subject to exchange rate risk with respect to international sales.

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                PERCENT OF NET SALES
                                      -----------------------------------------
                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JULY 31,              JULY 31,
                                      -------------------   -------------------
                                       1999       1998       1999       1998
                                      --------   --------   --------   --------
Net sales........................      100.0%     100.0%     100.0%     100.0%
Costs of goods sold..............       76.0       79.4       75.3       78.6
                                      --------   --------   --------   --------
Gross profit.....................       24.0       20.6       24.7       21.4
Selling, general and administrative
expenses.........................       20.8       17.4       25.5       22.7
                                      --------   --------   --------   --------
Operating income (loss)..........        3.2        3.2       (0.8)      (1.3)
Interest expense.................        0.9        1.2        1.4        1.8
Other income.....................       (0.2)      (0.1)      (0.2)      (0.2)
                                      --------   --------   --------   --------
Income (loss) before income taxes        2.5        2.1       (2.0)      (2.9)
Provision for (benefit from) income
  taxes..........................        1.1        1.0       (0.5)      (0.8)
                                      --------   --------   --------   --------
Net income (loss)................        1.4%       1.1%      (1.5)%     (2.1)%
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

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses remained at $3.0 million in the second quarter ended July 31, 1999 comparable to the similar period in 1998.

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

      Net sales of products in other categories decreased $473,000, or 24.8%, to $1.4 million, during the six months ended July 31, 1999, from $1.9 in the comparable period in 1998. The decrease was due primarily to decreased sales of Hoppin' Poppin' Spaceballs(R), partially offset by an increase in Spintrek(TM) sales in the first six months of 1999 as compared to the same period in 1998.

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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $580,000, or 10.9% to $4.7 million in the six months ended July 31, 1999 from $5.3 million in the first six months of fiscal 1998. The decrease resulted primarily from discounts negotiated with an existing vendor.

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

      The Company's operating activities used net cash of $5.8 million during the first six months of fiscal year 1999, consisting primarily of increases in accounts receivable and increases in inventories, partially offset by the increase in accounts payable. Net cash used in investing activities was $426,000 and was primarily the result of capital expenditures. Net cash provided in financing activities was $6.4 million representing net borrowing under revolving lines of credit and net proceeds of $4.9 million from the sale of Common Stock. The Company's working capital at July 31, 1999 was $3.1 million and unrestricted cash was $701,000, and the Company's working capital deficit at July 31, 1998, was $1.4 million and unrestricted cash was $747,000. On June 1, 1999, the Company received $3.8 million from the sale of Common Stock to MVII.

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




                               DSI Toys, Inc.


Dated:  December 13, 1999  By: /s/  MICHAEL J. LYDEN
                               -------------------------------------------------
                               Michael J. Lyden
                               President and Chief Executive Officer



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

10.38.1 Amendment to Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1999), incorporated herein by reference.

10.39 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registration Statement on Form S-1, File No. 333-23961), incorporated herein by reference.

10.40       Amendment to Amended and Restated Bylaws of the Company (filed as
            Exhibit 3.3 to the Registration Statement on Form S-1, File No. 333-23961), incorporated herein by reference.

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