Form 10-Q
period 1999-10-31
DSI TOYS INC
filed 1999-12-15
CIK 1034257

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]




     As of December 13, 1999, 8,533,157 shares of common stock par value $.01 per share, of DSI Toys, Inc. were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of October 31, 1999 and
         January 31, 1999...................................................1
        Consolidated Statements of Operations for the Three Months and
         Nine Months Ended October 31, 1999 and 1998........................2
        Consolidated Statements of Cash Flows for the Nine Months Ended
         October 31, 1999 and 1998..........................................3
        Consolidated Statements of Shareholders' Equity.....................4
        Notes to Consolidated Financial Statements..........................5

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS  OF OPERATIONS..............................................7


PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS..................................................13

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS ..........................13

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............14

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...................................15

Signatures................................................................ 16

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                       OCTOBER 31,      JANUARY 31,
                                                                         1999              1999
                                                                      ------------     ------------
                                                                      (Unaudited)       (Restated)
                    ASSETS

Current Assets:
     Cash ........................................................    $    258,123     $    554,197
     Restricted cash .............................................         150,000          150,000
     Accounts receivable, net ....................................       6,465,405        1,069,725
     Inventories .................................................       7,825,763        4,207,704
     Prepaid expenses ............................................       1,584,821        1,503,970
     Deferred income taxes .......................................         801,000          801,000
                                                                      ------------     ------------
          Total current assets ...................................      17,085,112        8,286,596

Property and equipment, net ......................................       1,841,937        1,642,672
Deferred income taxes ............................................         760,060        1,117,000
Other assets .....................................................         473,688          364,511
                                                                      ------------     ------------
                                                                      $ 20,160,797     $ 11,410,779
                                                                      ============     ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities ....................    $  7,760,795     $  6,799,290
     Current portion of long-term debt ...........................       2,363,518          824,675
     Income taxes payable ........................................         824,604          271,920
                                                                      ------------     ------------
          Total current liabilities ..............................      10,948,917        7,895,885
Long-term Debt ...................................................       1,948,466        2,540,522
Deferred income taxes ............................................         113,789          113,000
                                                                      ------------     ------------
          Total liabilities ......................................      13,011,172       10,549,407
Shareholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding
     Common stock, $.01 par value, 35,000,000 and
          20,000,000 shares authorized
          8,719,000 shares issued, 8,533,157 and
          6,000,000 shares outstanding ...........................          87,190           87,190
     Additional paid-in capital ..................................       4,973,108       21,162,568
     Common stock warrants .......................................         102,500          102,500
     Accumulated other comprehensive income/(loss) ...............         (12,528)          14,296
     Retained earnings ...........................................       3,558,750        2,155,410
                                                                      ------------     ------------
                                                                         8,709,020       23,521,964
     Less:  treasury stock, 185,843 and 2,719,000 shares, at cost       (1,559,395)     (22,660,592)
                                                                      ------------     ------------
               Total shareholders' equity ........................       7,149,625          861,372
                                                                      ------------     ------------
                                                                      $ 20,160,797     $ 11,410,779
                                                                      ============     ============


          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED OCTOBER 31,    NINE MONTHS ENDED OCTOBER 31,
                                                -----------------------------     -----------------------------
                                                    1999             1998             1999             1998
                                                ------------     ------------     ------------     ------------
                                                                  (restated)                        (restated)

Net Sales ..................................    $ 22,466,132     $ 24,563,262     $ 41,040,770     $ 48,014,196
Cost of goods sold .........................      15,700,115       18,948,648       29,687,767       37,376,724
                                                ------------     ------------     ------------     ------------
Gross profit ...............................       6,766,017        5,614,614       11,353,003       10,637,472
Selling, general and administrative expenses       3,898,396        3,214,650        8,644,167        8,539,982
                                                ------------     ------------     ------------     ------------
Operating income ...........................       2,867,621        2,399,964        2,708,836        2,097,490
Interest expense ...........................         233,238          276,916          486,228          710,103
Other income ...............................         (37,998)         (26,963)         (82,082)         (64,185)
                                                ------------     ------------     ------------     ------------
Income  before income taxes ................       2,672,381        2,150,011        2,304,690        1,451,572
Provision for income taxes .................         985,944          786,577          901,350          594,228
                                                ------------     ------------     ------------     ------------
Net income .................................    $  1,686,437     $  1,363,434     $  1,403,340     $    857,344
                                                ============     ============     ============     ============

BASIC EARNINGS PER SHARE
     Earnings per share ....................    $       0.20     $       0.23     $       0.19     $       0.14
                                                ============     ============     ============     ============
     Weighted average shares outstanding ...       8,533,157        6,000,000        7,500,335        6,000,000
                                                ============     ============     ============     ============

DILUTED EARNINGS PER SHARE
     Earnings per share ....................    $       0.19     $       0.23     $       0.18     $       0.14
                                                ============     ============     ============     ============
     Weighted average shares outstanding ...       8,703,569        6,000,000        7,610,291        6,000,000
                                                ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                                  DSI TOYS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED OCTOBER 31,
                                                                       1999             1998
                                                                    -----------     ------------
                                                                                     (restated)
Cash flows from operating activities:
     Net income ................................................    $ 1,403,340     $   857,344
     Adjustments to reconcile net loss to net cash
         provided (used) by operating activitites:
         Depreciation and amortization .........................        474,096         469,038
         Amortization and write-off of
            debt discount and issuance costs ...................         30,108            --
         Provision for doubtful accounts .......................         45,358          36,541
         Loss on sale of equipment .............................            628            --
         Deferred income taxes .................................        357,729         768,210
         Changes in assets and liabilities:
            Accounts receivable ................................     (5,441,038)      1,078,229
            Inventories ........................................     (3,618,059)       (359,858)
            Income taxes receivable/payable ....................        552,684         422,105
            Prepaid expenses ...................................        (80,851)       (411,704)
            Accounts payable and accrued liabilities ...........        961,505       1,005,474
                                                                    -----------     -----------
               Net cash provided (used) by operating activities      (5,314,500)      3,865,379

Cash flows from investing activities:
      Capital expenditures .....................................       (677,776)       (686,676)
      Proceeds from sale of equipment ..........................          3,787            --
      Increase in other assets .................................        (53,852)        (49,174)
                                                                    -----------     -----------
               Net cash used in investing activities ...........       (727,841)       (735,850)

Cash flows from financing activities:
      Net borrowing (repayments) under revolving lines of credit        931,473      (2,287,465)
      Net borrowings on long-term debt .........................         15,314            --
      Net proceeds from issuance of common stock ...............      4,911,737            --
      Debt and stock issue costs ...............................        (85,433)           --
                                                                    -----------     -----------
               Net cash provided (used) by financing activities       5,773,091      (2,287,465)

Effect of exchange rate changes on cash ........................        (26,824)        (12,133)
                                                                    -----------     -----------
Net increase/(decrease) in cash ................................       (296,074)        829,931
Cash and cash equivalents, beginning of period .................        554,197         383,690
                                                                    -----------     -----------
Cash and cash equivalents, end of period .......................    $   258,123     $ 1,213,621
                                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                  COMMON          STOCK          ADDITIONAL
                                 --------------------------       PAID-IN
                                  SHARES          AMOUNT          CAPITAL         WARRANTS
                                 ---------     ------------     ------------    ------------
Balance, Jan. 31, 1998 .....     8,719,000     $     87,190     $ 21,162,568    $    102,500
  (As restated)
     Comprehensive loss:
       Net loss ............
       Foreign currency
          translation adj
          net of tax .......

           Comprehensive
                   loss.....
                                 ---------     ------------     ------------    ------------
Balance, Jan. 31, 1999 .....     8,719,000           87,190       21,162,568         102,500

Issuance 566,038
      Common
          shares ...........                                      (3,515,096)
      Comprehensive
                    loss:
          Net loss .........
      Foreign currency
         translation adj .
         net of tax ........

           Comprehensive
                   loss ....
                                 ---------     ------------     ------------    ------------
Balance, Apr. 30, 1999 .....     8,719,000           87,190       17,647,472         102,500

Issuance 1,892,453
        Common shares ......                                     (11,964,133)
      Options exercised ....                                        (518,189)
      Stock issuance costs .                                        (185,449)
      Comprehensive
              income:
      Net income ...........
      Foreign currency
          translation adj
          net of tax .......

           Comprehensive
                   income ..
                                 ---------     ------------     ------------    ------------
 Balance, July 31, 1999 ....     8,719,000           87,190        4,979,701         102,500

      Stock issuance costs .                                          (6,593)
      Comprehensive
              income:
      Net income ...........
      Foreign currency
          translation adj
          net of tax .......

           Comprehensive
                   income ..
                                 ---------     ------------     ------------    ------------
 Balance, Oct. 31, 1999 ....     8,719,000     $     87,190     $  4,973,108    $    102,500
                                 =========     ============     ============    ============
                                  ACCUMULATED
                                    OTHER
                                 COMPREHENSIVE      RETAINED        TREASURY
                                    INCOME           EARNINGS         STOCK            TOTALS
                                 ------------     ------------    ------------     ------------
Balance, Jan. 31, 1998 .....     $     29,187     $  3,159,252    $(22,660,592)    $  1,880,105
  (As restated)
     Comprehensive loss:
       Net loss ............                        (1,003,842)                      (1,003,842)
       Foreign currency
          translation adj
          net of tax .......          (14,891)                                          (14,891)
                                                                                   ------------
           Comprehensive                                                             (1,018,733)
                   loss ....
                                 ------------     ------------    ------------     ------------
Balance, Jan. 31, 1999 .....           14,296        2,155,410     (22,660,592)         861,372

Issuance 566,038
      Common
       shares ..............                                         4,715,096        1,200,000
      Comprehensive
                    loss:
          Net loss .........                          (498,285)                        (498,285)
      Foreign currency
         translation adj .
         net of tax ........          (2,276)                                            (2,276)
                                                                                   ------------
           Comprehensive                                                               (500,561)
                   loss ....
                                 ------------     ------------    ------------     ------------
Balance, Apr. 30, 1999 .....           12,020        1,657,125     (17,945,496)       1,560,811

Issuance 1,892,453
        Common shares ......                                        15,764,133        3,800,000
      Options exercised ....                                           621,968          103,779
      Stock issuance costs .                                                           (185,449)
      Comprehensive
              income:
      Net income ...........                           215,188                          215,188
      Foreign currency
          translation adj.
          net of tax .......           (8,126)                                           (8,126)
                                                                                   ------------
           Comprehensive                                                                207,062
                   income ..
                                 ------------     ------------    ------------     ------------
 Balance, July 31, 1999 ....            3,894        1,872,313      (1,559,395)       5,486,203

      Stock issuance costs                                                               (6,593)
      Comprehensive
              income:
      Net income ...........                         1,686,437                        1,686,437
      Foreign currency
          translation adj.
          net of tax .......          (16,422)                                          (16,422)
                                                                                   ------------
           Comprehensive                                                              1,670,015
                   income ..
                                 ------------     ------------    ------------     ------------
 Balance, Oct. 31, 1999 ....     $    (12,528)    $  3,558,750    $ (1,559,395)    $  7,149,625
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

      The results of operations for the three months ended October 31, 1999 are not necessarily indicative of the results expected for the full year ending January 31, 2000 (effective December 31, 1999, the Company will change its fiscal year end from January 31 to a calendar year end).


2. ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                            OCTOBER 31, 1999     JANUARY 31, 1999
                                                            ----------------     ----------------
Trade receivables ........................................    $ 9,197,085          $ 2,984,619
Provisions for:
  Discounts, markdowns and
       return of defective goods .........................     (2,564,229)          (1,791,436)
  Doubtful accounts ......................................       (167,451)            (123,458)
                                                              -----------          -----------
Accounts receivable, net .................................    $ 6,465,405          $ 1,069,725
                                                              ===========          ===========

3. SEGMENT INFORMATION

      Financial information for the nine months ended October 31, 1999 and 1998 is as follows:


                                                     United States    Hong Kong   Consolidated

Nine months ended October 31, 1999:

     Net sales ..................................    $13,859,098    $27,181,672    $41,040,770
     Operating gain .............................        758,375      1,950,461      2,708,836
     Total assets at October 31, 1999 ...........     15,597,177      4,563,620     20,160,797

Nine months ended October 31, 1998:

     Net sales ..................................    $14,025,323    $33,988,873    $48,014,196
     Operating gain .............................        237,777      1,859,713      2,097,490
     Total assets at October 31, 1998 ...........     13,928,684      5,896,558     19,825,242

4. RESTATEMENT OF FINANCIALS

      The Company has restated previously reported financial results for the periods presented herein, except for the period ending October 31, 1999, to give effect to expensing of previously capitalized split-dollar life insurance premium costs. All disclosures related to the periods presented have been amended, as appropriate, to reflect the restatement and are summarized as follows:

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        OCTOBER 31,             OCTOBER 31,
                                           1998                    1998
                                     ------------------     -----------------
Selling, general and
  administrative expenses
  As reported ...................    $   3,148,296          $   8,340,922
  As restated ...................    $   3,214,650          $   8,539,982

Net income
  As reported ...................    $   1,429,788          $   1,056,404
  As restated ...................    $   1,363,434          $     857,344

Basic earnings per share
  As reported ...................    $        0.24          $        0.18
  As restated ...................    $        0.23          $        0.14

Diluted earnings per share
  As reported ...................    $        0.24          $        0.18
  As restated ...................    $        0.23          $        0.14


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: STATEMENTS IN THIS REPORT THAT ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT PLANS AND EXPECTATIONS REGARDING PRODUCTS AND OPPORTUNITIES, DEMAND AND ACCEPTANCE OF NEW AND EXISTING PRODUCTS, CAPITAL RESOURCES AND FUTURE FINANCIAL CONDITION AND RESULTS ARE FORWARD-LOOKING. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED. THESE UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, CHANGING CONSUMER PREFERENCES, LACK OF SUCCESS OF NEW PRODUCTS, LOSS OF THE COMPANY'S CUSTOMERS, COMPETITION, AND OTHER FACTORS DISCUSSED IN THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K /A FOR THE FISCAL YEAR ENDING JANUARY 31, 1999. .

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

      The Company, entered into a non-binding letter of intent with Meritus Industries, Inc., ("Meritus") effective June 24, 1999, which contemplated the Company acquiring Meritus by means of a merger. A definitive Agreement and Plan of Merger was signed on October 7, 1999. Under this agreement, Meritus will merge into the Company, with the shareholders of Meritus receiving merger consideration consisting of shares of the Company's common stock equal to $1.86 million, $1.1 million in cash and a promissory note for $1.69 million. The Company has provided Meritus a deposit of $300,000, which sum was used by Meritus to reduce its existing debt. The transaction also entitles Meritus to one board seat, which will be added to the current six-member board of the Company. Meritus will appoint Walter S. Reiling to the board of the Company. Subject to the satisfaction of various covenants and conditions, the merger is anticipated to close in January 2000. Meritus is a privately held toy manufacturer headquartered in Fairfield, NJ, with offices and distribution facilities in Hong Kong. Meritus is involved in the manufacture and marketing of dolls, doll accessories, and girls' toys such as the Little Darlings(R), Baby Beans(R), and Forever Girlfriends(R) brands. Meritus products are currently sold in more than 40 countries worldwide.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                          PERCENT OF NET SALES
                                                          --------------------
                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 ------------------     -----------------
                                                    OCTOBER 31,            OCTOBER 31,
                                                 -----------------     -----------------
                                                  1999       1998       1999       1998
                                                 ------     ------     ------     ------
Net sales ..................................      100.0%     100.0%     100.0%     100.0%
Costs of goods sold ........................       69.9       77.1       72.3       77.8
                                                 ------     ------     ------     ------
Gross profit ...............................       30.1       22.9       27.7       22.2
Selling, general and administrative expenses       17.4       13.1       21.1       17.8
                                                 ------     ------     ------     ------
Operating income ...........................       12.7        9.8        6.6        4.4
Interest expense ...........................        1.0        1.1        1.2        1.5
Other income ...............................       (0.2)      (0.1)      (0.2)      (0.1)
                                                 ------     ------     ------     ------
Income before income taxes .................       11.9        8.8        5.6        3.0
Provision for income taxes .................        4.4        3.2        2.2        1.2
                                                 ------     ------     ------     ------
Net income .................................        7.5%       5.6%       3.4%       1.8%
                                                 ======     ======     ======     ======

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1998

      NET SALES. Net sales for the three months ended October 31, 1999 decreased $ 2.1 million, or 8.5%, to $22.5 million, from $24.6 million in the comparable period in 1998. The decrease was due primarily to decreased sales of juvenile audio products, partially offset by increased sales of boys' and girls' toys.

      Net sales of juvenile audio products during the third quarter ended October 31, 1999 decreased $3.9 million or 21.4%, to $14.2 million, from $18.0 million compared to the similar period in 1998. This decrease was due primarily to slower than expected transition between our previous walkie-talkies and the new Tech-Link(TM) line in the retail segment of the marketplace and also due to competition within the category.

      Net sales of girls' toys increased $1.7 million, or 121.4%, to $3.0 million during the third quarter ended October 31, 1999 from $1.4 million in the comparable period in 1998. The sales for the third quarter 1999 were driven by the sales of the Sweet Faith(TM) and the Hush Li'l Baby(TM) dolls. In the third quarter 1998, there were no major dolls introduced to the marketplace.

      Net sales of boys' toys increased $343,000 or 9.1%,to $4.1 million in the third quarter ended October 31, 1999, from $3.8 million in the comparable period in 1998. The increase was due primarily to the continued strong sales of the BLOCKMEN(R) construction sets.

      Net sales of products in other categories during the third quarter ended October 31, 1999 decreased $245,000 or 17.9% to $1.1 million during the third quarter ended October 31, 1999 from $1.4 million in the comparable period in 1998. The decrease was due primarily to decreased sales of preschool toys in the third quarter of 1999 as compared to the same period in 1998.

      International net sales for the three months ended October 31, 1999 increased $1.1 million or 22.7%, to $5.9 million, from $4.8 million in the comparable period in 1998. The increase was due primarily to increased sales to France, Switzerland, Poland and Canada.

      GROSS PROFIT. Gross profit increased $1.2 million, or 20.5%, to $6.8 million for the third quarter ended October 31, 1999, from $5.6 million in the comparable period in 1998. The gross profit as a percentage of net sales increased to 30.1% in the third quarter ended October 31, 1999 from 22.9% in the third quarter of fiscal 1998. Such increase in gross profit and gross profit as a percentage of net sales was primarily due to increased emphasis on proprietary products, which command higher margins.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3.9 million in the third quarter ended October 31, 1999 compared to $3.2 million for the third quarter 1998, an increase of $684,000. The increase was due to additional expense in connection with increased television advertising in the domestic market.

      INTEREST EXPENSE. Interest expense during the third quarter ended October 31, 1999, decreased to $233,000 compared to $277,000 in the similar period in 1998 due to lower average loan balances.

      OTHER INCOME. Other income increased $11,000 to $38,000 in the third quarter ended October 31, 1999 from $27,000 in the comparable period in 1998, reflecting the effect of changes in levels of short-term investments and foreign exchange translation.

NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 1998

      NET SALES. Net sales for the nine months ended October 31, 1999 decreased $7.0 million, or 14.5% to $41.0 million, from $48.0 million in the comparable period in 1998. The decrease was due primarily to decreased sales of juvenile audio products, partially offset by increased sales of boys' and girls' toys.

      Net sales of juvenile audio products decreased $9.1 million, or 26.3 %, to $25.6 million during the nine months ended October 31, 1999, from $34.7 million in the comparable period in 1998. This decrease was due primarily to slower than expected transition between our previous walkie-talkies and the new Tech-Link(TM) line in the retail segment of the marketplace and also due to competition within the category.

      Net sales of girls' toys increased $1.6 million or 51.1% to $4.7 million during the nine months October 31, 1999, from $3.1 million in the comparable period in 1998. Sales for the third quarter 1999 were driven by the sales of the Sweet Faith(TM) and Hush Li'l Baby(TM) dolls.

      Net sales of boys' toys increased $1.3 million, or 18.4%, to $8.2 million in the nine months ended October 31, 1999, from $6.9 million in the comparable period in 1998. The increase was due primarily to the expansion of the BLOCKMEN(R) construction sets reflecting the continued strength of BLOCKMEN(R) in the marketplace, offset partially by lower sales of the remote control vehicles.

      Net sales of products in other categories decreased $725,000, or 22.1%, to $2.6 million, during the nine months ended October 31, 1999, from $3.3 million in the comparable period in 1998. The decrease was due primarily to decreased sales of preschool toys and Hoppin' Poppin' Spaceballs(R).

      International net sales for the nine months ended October 31, 1999 decreased $762,000, or 2.4 %, to $10.6 million, from $10.2 million in the comparable period in 1998. The decline was due primarily to decreased sales to France, Spain and Hong Kong.

      GROSS PROFIT. Gross profit increased $716,000, or 6.7%, to $11.4 million for the nine months ended October 31, 1999, from $10.6 million in the comparable period in 1998. Gross profit as a percentage of net sales increased to 27.7% in the nine months ended October 31, 1999 from 22.2% in the first nine months of fiscal 1998. Such increase in gross profit and gross profit as a percentage of net sales was primarily due to increased emphasis on proprietary products, which command higher margins.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $104,000, or 1.2% to $8.6 million in the nine months ended October 31, 1999 from $8.5 million in the first nine months of fiscal 1998. The increase resulted primarily from additional expense in connection with increased television advertising in the domestic market.

      INTEREST EXPENSE. As a result of debt repayment using the proceeds from the stock sales to MVII, LLC on April 15 and June 1, 1999, interest expense decreased $224,000, or 31.5%, to $486,000 in the nine months ended October 31, 1999 from $710,000 in the comparable period in 1998 due to lower average loan balances.

      OTHER INCOME. Other income increased $18,000, or 27.9%, to $82,000 in the nine months ended October 31, 1999 from $64,000 in the comparable period in 1998, reflecting the effect of changes in levels of short-term investments and foreign exchange translation.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded its operations and capital requirements with cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

      The Company's operating activities used net cash of $5.3 million during the first nine months of fiscal year 1999, consisting primarily of increases in accounts receivable and increases in inventories, partially offset by the increase in accounts payable. Net cash used in investing activities was $728,000 and was primarily the result of capital expenditures. Net cash provided in financing activities was $5.8 million representing net borrowing under revolving lines of credit and net proceeds of $4.9 million from the sale of Common Stock. The Company's working capital at October 31, 1999 was $6.1 million and unrestricted cash was $258,000, and the Company's working capital at October
31, 1998, was $433,000 and unrestricted cash was $1.2 million. The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the first two fiscal quarters. To manage these working capital requirements, the Company maintains credit facilities secured principally by accounts receivable and inventory. The Company currently has a line of credit facility with State Street Bank and Trust Company - Hong Kong Branch (the "Hong Kong Credit Facility") and a revolving credit facility with Sunrock Capital Corp. (the "Revolver"). At December 13, 1999 the Company had additional borrowing capacity of $2.4 million in the aggregate under the Revolver and the Hong Kong Credit Facility.

      The Company's operating cash requirements for the remainder of fiscal 1999 include payments totaling approximately $1.0 million related to television advertisements run in November and December 1997. The Company has projected approximately $900,000 for capital expenditures, consisting primarily of purchases of tools and molds for fiscal 1999.

      On October 7, 1999, the Company entered into an Agreement and Plan of Merger with Meritus Industries, Inc. "Meritus", a New Jersey corporation, its wholly owned subsidiary, Meritus Industries Ltd., a Hong Kong corporation; and its sole shareholders Walter S. Reiling and Susan Reiling, which contemplates the merger of Meritus with and into the Company, with the Company being the surviving corporation in the merger. Under the Agreement and Plan of Merger, the shareholders of Meritus will receive merger consideration consisting of shares of the Company's common stock equal to $1.86 million, $1.1 million in cash, and a promissory note for $1.69 million. The Company has provided Meritus a deposit of $300,000, which sum was used by Meritus to reduce its existing debt. The transaction also entitles Meritus to one board seat, which will be added to the current six member board of the Company. Meritus will appoint Walter S. Reiling to the board of the Company after the closing of the merger. Subject to the satisfaction of various convenants and conditions, the merger is anticipated to close in January of 2000. (See Exhibit 10.45)

      In addition, the Company is obligated to make future minimum royalty payments under certain of its license agreements. As of October 31, 1999, the Company was required to pay guaranteed royalties under these licenses of $42,500, $297,000, $258,000, and $150,000 per year from 1999 through year 2002.

      As part of the Company's strategy, the Company will continue to evaluate potential acquisitions of other toy businesses or product lines that the Company believes would complement its existing business.

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

      The Company has completed its reprogramming, or replacing, and testing of its EDI software, and such software has been determined by the Company to be Y2K compliant. The Company has communicated with its customers to evaluate their EDI Y2K compliance. Based on these communications, the Company understands that its major customers have tested their EDI systems for internal, intermediary and supplier Y2K compliance, and found them to be Y2K compliant. The Company would be unable to receive and invoice orders from a customer though EDI if the customer or its EDI intermediaries were not Y2K compliant. Although the Company does not transmit electronic orders to its independent manufacturers, delays or non-delivery of goods to the Company could arise from Y2K issues affecting their businesses and presently the Company is communicating with its independent manufacturers to evaluate their Y2K compliance. The effect of non-compliance by independent manufacturers and other third parties is not determinable.

      The MIS systems at the Company's U.S. headquarters and Hong Kong subsidiary have been upgraded and successfully tested to be Y2K compliant. The Company's local area network operating system has been upgraded and is Y2K compliant. The Company has replaced all critical computers and software found not to be Y2K compliant.

      The Company has incurred approximately $30,000 through October 31, 1999 in expenses in connection with making its computer systems and programs Y2K compliant. The Company expects to incur additional Y2K costs of approximately $60,000 during the remainder of fiscal 1999 for work which has been completed but has not yet been billed to the Company. The Company has utilized both internal and external sources to address Y2K Issues, and is currently in compliance. All historical and future costs have been and will continue to be funded out of existing cash and cash flow from operations.

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

      The Company currently has not developed a detailed contingency plan to address situations in which its major customers or suppliers are not Y2K compliant. If the Company's major customers or suppliers fail to address all of the Y2K Issues, the Company believes it could have a material adverse impact on the Company's operations.

      The cost of Y2K compliance is based on management's best estimates and may be updated as additional information becomes available. Reference is made to the first paragraph of Part I of this report, which addresses forward-looking statements made by the Company.

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

(b) Reports Submitted on Form 8-K: The Company filed a Form 8-K on November 23, 1999, for the purpose of reporting the restatement of certain of its financial statements.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DSI Toys, Inc.


Dated: December 15, 1999               /s/ MICHAEL J. LYDEN
                                           Michael J. Lyden
                                           President and Chief Executive Officer



Dated: December 15, 1999           By: /s/ ROBERT L. WEISGARBER
                                           Robert L. Weisgarber
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

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

    10.45 Agreement and Plan of Merger between Meritus Industries, Inc. et al, and the Company, dated October 7, 1999.

    27     Financial Data Schedule