Form 10-K
period 1999-12-31
DSI TOYS INC
filed 2000-03-30
CIK 1034257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED:                  COMMISSION FILE NUMBER:
          DECEMBER 31, 1999                              0-22545

                                 DSI TOYS, INC.
             (Exact name of Registrant as specified in its charter)

                        TEXAS                              74-1673513
            (State or other jurisdiction                (I.R.S. Employer
          of incorporation or organization)            Identification No.)


           1100 WEST SAM HOUSTON PARKWAY NORTH
                     HOUSTON, TEXAS                          77043
        (Address of principal executive offices)           (Zip Code)


       Registrant's telephone number, including area code: (713) 365-9900


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
 Common Stock, $.01 par value                          Nasdaq


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 15, 2000 was $11,259,499.

   As of March 15, 2000 there were 9,066,365 shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the registrant's 2000 Annual Meeting of Shareholders to be held on May 23, 2000 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                           Page

Safe Harbor Statement........................................................1

                                     Part I

Item 1.    Business..........................................................1

Item 2.    Properties.......................................................12

Item 3.    Legal Proceedings................................................12

Item 4.    Submission of Matters to a Vote of Security Holders..............13

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related
             Shareholder Matters ...........................................14

Item 6.    Selected Consolidated Financial Data.............................16

Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................17

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ......22

Item 8.    Financial Statements and Supplementary Data......................22

Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...........................................22

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant...............23

Item 11.   Executive Compensation...........................................23

Item 12.   Security Ownership of Certain Beneficial Owners and Management...23

Item 13.   Certain Relationships and Related Transactions...................23

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K ........................................................23

Signatures..................................................................24

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

      Except as otherwise indicated, references to the "Company" refer to DSI Toys, Inc. and its wholly owned subsidiary, DSI(HK) Ltd. ("DSI(HK)"). The terms "fiscal year" and "fiscal" refer to the Company's fiscal year which is the year ending January 31 of the following calendar year mentioned (e.g., a reference to fiscal 1998 is a reference to the fiscal year ended January 31, 1999). Effective December 31, 1999, the Company changed its fiscal year end from January 31 to a calendar year end.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products. Core products include youth electronics such as TECH LINK(R) brand communications products, KAWASAKI(R) brand musical toys, GIRLZ RULE!(TM) brand interactive electronics and GEAR HEAD(TM) brand remote control vehicles; BLOCKMEN(R) brand building systems, and a full range of doll brands including SWEET FAITH(TM), LITTLE DARLINGS(TM), PRIDE & JOY(TM), HUSH LI'L BABY(TM), and the ELITE(R) brand of LIFETIME PLAY DOLLS(TM). Incorporated in Texas in 1970, the Company principally was a supplier of non-proprietary toys to deep discount stores and regional drug store chains. With the addition of new senior management personnel in 1990, the Company began to market its product line to major toy retailers by emphasizing packaging and developing in-house brands. Further, in fiscal 1993, the Company began to emphasize the development and marketing of proprietary products. The Company's proprietary product lines consist of products that (i) are licensed from outside inventors and designers, (ii) incorporate trademarks licensed to the Company, (iii) are designed in-house, or (iv) are manufactured using Company owned tooling, dies and molds based on a proprietary design or idea owned by the Company or the inventor.

      Traditionally a supplier of juvenile audio products and boys' toys, the Company has diversified its product offerings in recent years. It entered the girls' toys category with the introduction of the ROSIE(R) doll in fiscaL 1995. Later it introduced radio-controlled vehicles such as the KAWASAKI(R) NINJA(R) SUPERGYRO(R) motorcycle in fiscal 1997 and the BURNIN' THUNDER(TM) Super Sound R/C vehicle in 1998. BLOCKMEN(R) brand construction sets were alsO introduced in fiscal 1998. This expansion continued in 1999 with SWEET FAITH(TM) brand dolls, several new offerings in radio control and infrared control vehicles and broadening the line of BLOCKMEN(R) brand construction sets.

      The Company offers several licensed products under the KAWASAKI(R) brand name, including musical instruments and radio-controlled vehicles. In fiscal 1998, the Company expanded its utilization of licensed brands by entering into agreements with World Wrestling Federation Entertainment, Inc. f/k/a Titan Sports, Inc. for the right to use WORLD WRESTLING FEDERATION(R) logos and performers, and with Discovery Communications, Inc. for the right to use DISCOVERY CHANNEL(R) (and related) trademarks. In fiscal year 1999, the Company acquired licenses from AM General Corporation for HUMMER(R) and

HUMVEE(R). Also in fiscal year 1999, it licensed CROCODILE HUNTER(TM) and related trademarks, names, logos, and symbols. The Company also has developed and currently is marketing products incorporating several in-house brand names, including TECH-LINK(TM) (walkie-talkies), LA ROCK(R) (musical toys and audio products), AMERICAN FRONTIER(TM) (western role play toys), BLOCKMEN(R) (construction sets), and GEAR HEAD(TM) (radio control and infrared control vehicles). The Company believes that it is the leading supplier of non-branded walkie-talkies to domestic toy retailers.

      The Company sells primarily to retailers, including mass merchandising discounters such as Wal-Mart, Kmart and Target, specialty toy retailers such as Toys "R" Us, Kay-Bee Toy & Hobby, FAO Schwarz, ZanyBrainy, Noodle Kidoodle and QVC, Inc., and deep discount stores such as Family Dollar Stores, Inc., Consolidated Stores Corporation and Value City Department Stores, Inc. Although the Company's sales have been made primarily to customers based in the United States, international net sales accounted for approximately 23% of the Company's net sales during fiscal 1999.

      Approximately 65% of the Company's net sales (by dollar volume) were made free on board ("FOB") Asia during fiscal 1999. Products sold FOB Asia are shipped directly to customers from the factory and are not carried by the Company in inventory. The Company does maintain an inventory of certain products in its Houston, Texas facilities, principally to support sales of continuous stock items offered by customers on a year-round basis.

      On April 15, 1999, the Company entered into a Stock Purchase and Sale Agreement (the "Stock Purchase Agreement") with MVII, LLC, a California limited liability company controlled by E. Thomas Martin ("MVII"). Pursuant to the Stock Purchase Agreement, MVII purchased from the Company 566,038 shares of its Common Stock for $1.2 million on April 15, 1999, and an additional 1,792,453 shares of its Common Stock for $3.8 million on June 1, 1999. Also, pursuant to the Stock Purchase Agreement, on April 21, 1999, MVII commenced a tender offer for 1.6 million shares of the outstanding Common Stock at $4.38 per share net to the seller in cash (the "Offer"). On May 26, 1999, MVII accepted for payment 1.6 million shares that were validly tendered and not withdrawn in the Offer by the Company's shareholders. The Stock Purchase and Sale Agreement and the transactions contemplated thereby were approved by the Company's shareholders at the Annual Meeting of Shareholders held on May 24, 1999.

     As a result of the transactions consummated pursuant to the Stock Purchase Agreement, MVII made a total investment in the Company's Common Stock of $12 million. Of that $12 million, $5 million was paid by MVII directly to the Company for Common Stock. After those transactions, MVII was the record owner of approximately 47% of the Company's outstanding shares of Common Stock. When MVII's record ownership is combined with MVII's rights under the Shareholders' and Voting Agreement dated April 15, 1999, by and among the Company, MVII, Messrs. M.D. Davis, Barry Conrad, Joseph Matlock, Douglas Smith and Rust Capital, Ltd., ("Rust Capital"), a limited partnership controlled by Mr. Jack Crosby (the "voting Agreement"), executed in connection with the Stock Purchase Agreement, MVII became the beneficial owner of approximately 61% of the Company's outstanding shares of Common Stock. The Voting Agreement also entitles MVII to nominate all but two of the members of the Company's board of directors. On June 1, 1999, the Company accepted the resignations of Messrs. Crosby, Smith, Conrad and Richard Neitz from its Board. Such vacancies have been filled by MVII's nominees, namely Messrs. E. Thomas Martin, Robert L. Burke, Joseph S. Whitaker, and John McSorley. At the Company's Annual Meeting of Shareholders on May 24, 1999, the Company's shareholders approved these appointments to the Board. On June 1, 1999, E. Thomas Martin ("Martin") was appointed by the Company to serve as Chairman of the Board.

      On July 1, 1999, the Company issued 100,000 shares of Common Stock to MVII pursuant to a contingency contained in the Stock Purchase Agreement. During the remainder of 1999, MVII purchased 63,646 shares of Common Stock from two former executives of the Company and exercised its right of first refusal contained in the Voting Agreement to purchase 72,101 shares of Common Stock from Conrad. Following these transactions, MVII owns of record, or beneficially, 4,194,238 shares of the Company's Common Stock which, as of March 15, 2000, represents 46% of the total Common Stock issued and outstanding. On December 17, 1999, Rust Capital sold 291,421 shares of Common Stock to Martin. Martin purchased such shares pursuant to MVII's right of first refusal contained in the Voting Agreement, which was assigned by MVII to Martin on December 15, 1999.

      As of January 7, 2000, the Company acquired Meritus Industries, Inc. ("Meritus"), a privately held toy manufacturer headquartered in Fairfield, New Jersey, with offices and distribution facilities in Hong Kong. Pursuant to the terms of the merger, the Company acquired all of the issued and outstanding stock of Meritus for 600,000 shares of the Company's Common Stock and $2.8 million in other consideration paid to the shareholders of Meritus. Contemporaneously with the merger, the Company satisfied $4.4 million of Meritus' debt. Meritus manufactures and markets dolls, doll houses, doll accessories, and girls' toys such as BABY BEANS(R) brand soft bean bag dolls, FOREVER GIRL FRIENDS (R) brand accessories for 11-1/2" fashion dolls, and LITTLE DARLINGS(TM) brand value-priced action feature dolls. Meritus recently introduced the ELITE DOLLS(TM) brand which was created specifically to manufacture and market "Lifetime Play Dolls," a new line of exquisite 18" dolls and accessories, suitable for playing or collecting. Meritus products are available at retail toy outlets and specialty stores and are sold in more than 40 countries worldwide.

      As a result of its merger with Meritus, the Company acquired three wholly-owned Hong Kong subsidiaries; Meritus Industries Limited, RSP Products Limited, and Elite Dolls Limited, which subsidiaries are engaged in the Company's doll manufacturing operations. The Company is in the process of consolidating the three newly-acquired subsidiaries with DSI(HK).

PRODUCTS

      The following table depicts the Company's net sales, as a percentage of total net sales, by product category for the fiscal years indicated.


Product Category                          1999      1998      1997
                                          -----     -----     -----
               Juvenile audio products     61.0%     72.6%     50.2%
               Girls' toys ...........     14.5       5.8      31.0
               Boys' toys ............     19.0      14.5       9.8
               Other .................      5.5       7.1       9.0
                                          -----     -----     -----
                     Total ...........    100.0%    100.0%    100.0%
                                          =====     =====     =====


      Between 30% and 40% of the Company's products (by dollar volume of net sales) are replaced each year through the introduction of new products. As a result of this turnover, product development is critical. The Company develops both proprietary and non-proprietary products. The Company's proprietary product lines consist of products that (i) are licensed from outside inventors and designers, (ii) incorporate trademarks licensed to the Company, (iii) are designed in-house, or (iv) are manufactured using Company owned tooling, dies and molds based on a proprietary design or idea owned by the Company or the inventor. Proprietary toys accounted for approximately 72%, 47% and 58% of the Company's net sales for fiscal 1999, 1998, and 1997, respectively. The Company's proprietary products generally yield higher gross margins to the Company than non-proprietary products.

      Non-proprietary products are defined by the Company as toys designed and manufactured by independent toy manufacturers and marketed by the Company, usually on an exclusive basis in the Company's primary markets. The Company selects its non-proprietary products after an evaluation of several factors, including the quality and pricing of the product, as well as whether the product presents an opportunity for the Company to utilize packaging and marketing to differentiate the product from other toys. The Company often markets these toys under in-house brands, such as DIGI-TECH(TM), MY MUSIC MAKER(R), and LA ROCK(R). Non-proprietary products accounted for approximately 28%, 53% and 42% of the Company's net sales for fiscal 1999, 1998 and 1997, respectively.

LICENSE AGREEMENTS

      The Company enters into license agreements with toy inventors and designers who grant the Company the right to manufacture and market a product or technology. The Company also enters into license agreements with companies who grant the Company the right to manufacture and market a product utilizing a distinctive trademark or brand. In return, the Company agrees to pay a percentage of net sales ("royalty rate") of the licensed product. Typically, these royalty rates range from 4% to 7% of net sales. Sales of licensed products such as the BURNIN' THUNDER(TM) brand Super Sound R/C vehicles and SWEET FAITH(TM) brand dolls, accounted for approximately 54%, 24% and 46% of the Company's net sales during fiscal 1999, 1998 and 1997, respectively. The acquisition of licenses also typically requires the payment of non-refundable advances and/or guaranteed minimum royalties.

      The Company has a license agreement with Kawasaki Motors Corp., USA authorizing the Company to use the KAWASAKI(R) brand name in connection with several different products, including a complete line of electronic musical instruments, including keyboards, and the KAWASAKI(R) NINJA(R) SUPERGYRO(TM) brand Motorcycle. The current agreement expires December 31, 2002.

      Effective November 1, 1998, the Company entered into a consumer products license agreement with World Wrestling Federation Entertainment, Inc. f/k/a Titan Sports, Inc. This agreement authorized the Company to use certain intellectual property associated with World Wrestling Federation events, including its name, the logo, and the names, nicknames and identifying indicia of the individuals who perform at World Wrestling Federation events in connection with the sale, marketing and distribution of certain of the Company's products. This agreement expires on December 31, 2000. The Company executed a similar agreement on May 10, 1999, that expanded the licensed product offerings to include toy guitars. This agreement expires on December 31, 2001.


      On December 1, 1998, the Company entered into a retail license agreement with Discovery Communications, Inc. authorizing the Company to use the trademarks DISCOVERY CHANNEL(R), EXPLORE YOUR WORLD(R), DISCOVERY FACTS(R), and REALITY RULES(R) as well as certain DISCOVERY CHANNEL(R) photography, images and artwork in connection with the sale, marketing and distribution of certain of the Company's products. This agreement expires on December 31, 2001.

      Effective September 9, 1999, the Company entered into a licensing agreement with AM General Corporation authorizing the Company to utilize the trademarks HUMVEE(R) and HUMMER(R) and the Vehicle Grill Design logo on an array of products including walkie-talkies, infrared control vehicles, and construction sets. This agreement expires on December 31, 2001.

      The Company entered into a retail license agreement with Discovery Channel Catalogue, LLC on December 10, 1999, whereby the Company obtained the rights to manufacture, sell and distribute certain products, including toy watches, walkie-talkies and toy flashlights using the licensed mark, CROCODILE HUNTER(TM), together with certain other trademarks, names, titleS, logos and symbols. This agreement expires on December 31, 2001.

      As of December 31, 1999, the aggregate guaranteed royalties payable by the Company under certain of these licenses total approximately $297,000 in fiscal 2000 and $408,000 thereafter through fiscal 2002.

      The Company believes that by developing licensed products based principally on popular, classic properties and trademarks, it can establish a licensed product portfolio that is characterized by a longer product life cycle than is typical in the toy industry. The Company intends to continue to develop its licensed product line by targeting licensing opportunities to take advantage of licensor advertising, publicity and media exposure.

CUSTOMERS

      The Company made sales to over 770 different customers in approximately 44 countries during fiscal 1999. The table below sets forth the Company's net sales by geographic area as a percentage of total net sales for the specified fiscal years.

Geographic Area                        1999          1998          1997
                                      -----         -----         -----
   United States ...................   77.4%         79.0%         80.6%
   Europe ..........................   13.6          12.8          10.8
   Canada and Mexico ...............    5.0           4.0           4.2
   Australia and New Zealand .......    1.9           2.3           2.4
   South and Central America .......    0.8           1.1           1.2
   Asia ............................    0.7           0.5           0.3
   Middle East and Africa ..........    0.6           0.3           0.5
                                      -----         -----         -----
      Total ........................   100%        100.0%        100.0%
                                      =====         =====         =====

      The Company's principal customers are retailers, including mass merchandising discounters such as Wal-Mart, Kmart and Target, specialty toy retailers such as Toys "R" Us, Kay Bee Toy & Hobby, FAO Schwarz, ZanyBrainy, Noodle Kidoodle, and QVC, and deep discount stores such as Family Dollar Stores, Inc., Consolidated Stores Corporation and Value City Department Stores, Inc. The Company's top five customers accounted for approximately 42.8% of the Company's net sales in fiscal 1999. Wal-Mart accounted for 20.8% of the Company's net sales during fiscal 1999. For the prior two fiscal years, the only customers that accounted for more than 10% of the Company's annual net sales were Wal-Mart (18.7%) and Toys "R" Us (10.6%) for fiscal 1998, and Toys "R" Us (22.2%) and Wal-Mart (16.6%) for fiscal 1997. During fiscal 1999, the Company's sales to Toys "R" Us, Wal-Mart, Kmart, Target and Kay-Bee Toy & Hobby, the five largest toy retailers in the United States, decreased as a percentage of the Company's net sales to 42.5% compared to 46.3% during fiscal 1998 and 57.3% during fiscal 1997. The Company does not have long-term contractual arrangements with its customers.

SALES AND MARKETING

      The Company's selling strategy consists of in-house sales personnel and a network of independent, commission-based sales representatives. Significant product presentations are made by either executive management, in the case of new product presentations, or in-house sales personnel. The independent sales representatives manage the day-to-day account administration.

      New toys are marketed primarily by members of the Company's executive management and sales department at the Company's showrooms in Hong Kong, New York and Dallas during major, international toy shows in those cities (Hong Kong in January, July and September/October, Dallas in January, and New York in February and October). The Company also maintains showrooms at its headquarters in Houston and in New Jersey.

      In international markets, the Company generally sells its products to independent distributors. These distributors retain their own sales representatives and product showrooms where products are marketed and sold. The Company also sells directly to international retailers, principally as a result of contacts made at the Company's showrooms.

ADVERTISING

      In recent years, the Company allocated a majority of its advertising budget to television promotion. The Company utilized a television campaign for the first time in fiscal 1995 in connection with the introduction of the ROSIE(R) doll. The Company increased its television advertising budget in fiscal 1996 and fiscal 1997, using television commercials to promote the ROSIE(R) and PATTIE(R) dolls in fiscal 1996, and ROSIE(R), BABY PICK ME UP(TM), DREAMIE SWEETS(R) brand dolls, and HOPPIN POPPIN' SPACEBALLS(R) in fiscal 1997. Although the Company intends to continue to utilize a promotional strategy that includes advertising of certain proprietary products, spending on television advertising in fiscal 1998 was significantly reduced, and in fiscal 1999, the Company utilized television advertising only to conduct a market test of its doll, HUSH LI'L BABY(TM). The Company will continue to expend portions of its advertising budget to promote its products through the Internet, public relations, special offers, retail catalogs, advertisement in trade magazines, cooperative promotional efforts of retailers, and cautious television advertising of certain proprietary products.

MANUFACTURING

      The Company annually contracts with 20 or more independent manufacturers located principally in the Peoples' Republic of China (the "PRC") within a 300-mile radius of Hong Kong for the manufacture of its products. The Company may use more than one manufacturer to produce a single product. The manufacturers that accounted for more than 10% of the Company's purchases of products during fiscal 1999 were Loyal Technology Co. Ltd. (16.3%), which manufactured walkie-talkies and radios, GMT Industrial Ltd. (14.0%), which manufactured walkie-talkies and musical toy products, Potex Toys Manufacturer Ltd. (13.8%), which manufactured musical toy products and infrared control vehicles, and Choy Hing Toys Industrial Co., Ltd. (12.6%), which manufactured electronic phones and construction sets for the Company. Manufacturing commitments are made on a purchase order basis. The Company does not have long-term contractual arrangements with its manufacturers.

      Decisions related to the choice of manufacturer for non-proprietary products generally are based on reliability, quality of merchandise, price and the ability of the manufacturer to meet the Company's or its customers' delivery requirements. Proprietary products designed by the Company are placed with a specific manufacturer whose expertise is in that type of toy. The Company currently has its tooling placed in several different manufacturing facilities and generally receives delivery 60 to 90 days after its orders are booked.

      The Company's Hong Kong subsidiary, DSI(HK), monitors manufacturing operations, including quality control, production scheduling and order fulfillment from the manufacturers. DSI(HK) utilizes a quality control and assurance staff of degreed engineers and inspectors.

      As a result of its merger with Meritus, the Company acquired three wholly-owned Hong Kong subsidiaries; Meritus Industries Limited, RSP Products Limited, and Elite Dolls Limited, which subsidiaries are engaged in the Company's doll manufacturing operations. The Company is in the process of consolidating the three newly-acquired subsidiaries with DSI(HK).

      The principal materials used in the production of the Company's products are plastics, integrated circuits, batteries, corrugated paper (used in packaging and packing material) and textiles. The Company believes that an adequate supply of materials used in the manufacture and packaging of its products is readily available from existing and alternative sources at reasonable prices.

DISTRIBUTION

      The Company distributes its products either FOB Asia or through direct sales made from inventory maintained at its Houston facilities. For FOB Asia sales, the customer places its order and shipping instructions, and the toys are then manufactured and shipped directly from the factory to the customer or its freight consolidator.

      Basic, continuous stock toys that are offered by retailers on a year-round basis generally are shipped to customers by the Company from its inventory in Houston. In addition, certain faster-selling toys are often shipped directly to major customers for seasonal selling and are stocked by the Company in Houston for peak season back-up and continuous supply. The Company also maintains inventory which is intended for specific customers for peak holiday season support, as well as some inventory which is available for smaller retailers and for opportunistic selling strategies.

      Most of the Company's larger customers have instituted electronic data interchange ("EDI") programs to reduce the retailers' inventory carrying requirements and place more inventory risk on the supplier. When selling toys out of its Houston inventory, the Company participates in the EDI programs of most of its customers who have established EDI programs, including Wal-Mart, Kmart, Toys "R" Us, Target and Kay-Bee Toy & Hobby. Although these programs require the Company to bear some inventory risk, the Company believes the programs can be utilized to monitor store inventory levels, schedule production to meet anticipated reorders and maintain sufficient inventory levels to serve its customers.

COMPETITION

      The toy industry is highly competitive. Dun & Bradstreet categorizes over 1,000 companies as toy manufacturers. Competitive factors include product appeal, new product introductions, space allocation by the major retailers, price and order fulfillment capability. The Company competes with many companies that have greater financial resources and advertising budgets than the Company. The largest United States toy companies are Mattel, Inc. and Hasbro, Inc., and the Company considers Trendmaster, Inc., The Lego Company, Inc., Playmates Toys, Inc., ToyMax International, Inc., Toy Biz, Inc., KIDdesigns, Inc., and MGA Entertainment to be among its other competitors. In addition, due to the low barriers to entry into the toy business, the Company competes with many smaller toy companies, some of which market single products.

GOVERNMENT AND INDUSTRY REGULATION

      The Company is subject to the provisions of the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Such Acts empower the United States Consumer Products Safety Commission (the "CPSC") to protect the public from hazardous goods. The CPSC has the authority to exclude from the market goods that are found to be hazardous and require a manufacturer to repurchase such goods under certain circumstances. The Company sends samples of all of its marketed products to independent laboratories to test for compliance with the CPSC's rules and regulations, as well as with the product standards of the Toy Manufacturers of America, Inc. ("TMA"). The Company is not required to comply with the product standards of the TMA but voluntarily does so. Similar consumer protection laws exist in state and local jurisdictions within the United States, as well as in certain foreign countries. The Company designs its products to meet the highest safety standards imposed or recommended both by government and industry regulatory authorities. To date, the Company has not been found to be in material violation of any governmental product standard with respect to the Company's products.

TARIFFS AND DUTIES

      In December 1994, the United States approved a trade agreement pursuant to which import duties on toys, games, dolls and other specified items were eliminated, effective January 1, 1995, from products manufactured in all Most Favored Nation ("MFN") countries (including the PRC). Increases in quotas, duties, tariffs or other changes or trade restrictions which may be imposed in the future could have a material adverse effect on the Company's financial condition, operating results or ability to import products. In particular, the Company's costs would be increased if the PRC's MFN status is revoked. The loss of MFN status for the PRC would result in substantial duties on the cost of toy products manufactured in the PRC and imported into the United States and would most likely adversely affect the Company's financial condition and results of operations.

      In 1996, the United States government proposed retaliatory trade sanctions against the PRC, which would have included increased duties on selected products but would not have included the Company's products originating in the PRC. The United States and the PRC eventually agreed on settlement terms avoiding these sanctions. Any future imposition of trade sanctions by the United States and subsequent retaliatory actions by the PRC government could result in supply disruptions and higher merchandise costs to the Company. The Company could attempt to mitigate the effects of an increase in duties by shifting its manufacturing to other countries, but there can be no assurance that the Company would be successful in this regard or that the Company would not be adversely affected.

INTELLECTUAL PROPERTY

      The Company has been utilizing the mark DSI(R) since 1991, and has registered the mark in the United States Patent and Trademark Office effective December 28, 1999. The Company believes it has the right to use the mark in the manner in which it is currently used.

      The Company has rights to use certain United States registered trademarks for various products and product categories currently being marketed including:
AIR GUITAR(R), BIG BAM BOOM(R), BLOCKMEN(R), ROSIE(R), TECH-LINK(R), MERITUS(R), ELITE(R), FOREVER GIRLFRIENDS(R), and BABY BEANS(R). THE Company believes it has the rights to use these marks for the product lines on which they are currently used. The Company believes it has trademark rights with respect to certain additional products and product lines, including DSI ELECTRONICS(TM), AMERICAN FRONTIER(TM), SAX-A-BOOM(TM), SPACE SQUAD(TM), PRIDE & JOY(TM), GEAR HEAD(TM), MISSILE STRIKE(TM), and SWEET FAITH(TM) in the United States. The Company believes it has the right to use these marks for the product lines on which they are, or will be, used.

HUMAN RESOURCES

      As of March 22, 2000, the Company had a total of 99 employees, of whom 36 are based in Houston, 14 are based in New Jersey and 49 are employees of DSI(HK) and are based in Hong Kong. Of the Houston based employees, 8 are engaged in sales and marketing, 8 are involved in design and development, 6 are involved in warehousing and distribution and 14 are involved in finance and administration. Of the New Jersey based employees, 4 are engaged in sales and marketing, 6 are involved in design and development, 1 is involved in warehousing and distribution, and 3 are involved in finance and administration. Of the Hong Kong based employees, 12 are engaged in sales and merchandising, 15 are engaged in engineering, including product quality assurance and quality control, 13 are involved in finance and administration and 9 are involved in shipping and distribution. None of the Company's employees are subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that its labor relations are satisfactory.

 RISK FACTORS

      CHANGING CONSUMER PREFERENCES, RELIANCE ON NEW PRODUCT INTRODUCTION. As a result of changing consumer preferences, many toys are successfully marketed for two years or less. There can be no assurance that (i) any of the Company's current successful products or product lines will continue to be popular with consumers for any significant period of time or (ii) new products and product lines introduced by the Company will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time. Furthermore, sales of the Company's existing products are expected to decline over time and may decline at rates faster than expected. The Company's success is dependent upon the Company's ability to enhance existing product lines and develop new products and product lines. The failure of the Company's new products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on the Company's financial condition and results of operations.

      DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. For fiscal 1999, the Company's five largest customers accounted for 42.8% of the Company's net sales. Sales to Toys "R" Us, Wal-Mart and Target, the Company's three largest customers, aggregated 35.1% of the Company's net sales during the same period. The Company expects to continue to rely on a relatively small number of customers for a significant percentage of sales for the foreseeable future. Because a large portion of the Company's sales are concentrated in the Company's five largest customers and these customers represent a significant share of the market for toy sales to consumers, the loss of any one of them as a customer, or a significant reduction in sales to any one of them, would have a material adverse effect on the Company's financial condition and results of operations. See "Business--Customers."

      LIQUIDITY. Effective February 2, 1999, the Company entered into an agreement with Sunrock Capital Corp. pursuant to which Sunrock provides a revolving line of credit for up to $10 million (the "Revolver"). Borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory, and other operating and capital requirements. The Revolver matures February 2, 2003 and contains covenants relating to the condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date will or can be accelerated.

      DEPENDENCE ON INDEPENDENT DESIGNERS, LICENSES AND OTHER PROPRIETARY RIGHTS. For most of its proprietary products, the Company is dependent on concepts, technologies and other intellectual property rights licensed from third parties, such as rights to trademarks. For each of these proprietary products and product lines, the Company typically enters into a license agreement with the owner of the intellectual property to permit the Company to use the intellectual property. These license agreements typically provide for royalty payments by the Company to the licensor based on the net sales of the product incorporating the licensed property. For fiscal 1999, net sales of products developed and sold under the Company's license agreements accounted for 54% of the Company's net sales, including 22% of the Company's net sales attributable to sales of products incorporating the Kawasaki(R) trademark. The Company's existing license agreements generally have terms ranging from 2 to 30 years. The Company's license agreement with Kawasaki Motors Corp., USA was extended in June 1998 for a four-year period, through December 31, 2002. There can be no assurance that the Company will be able to procure new license agreements, renew existing license agreements (on commercially reasonable terms, or at all), or that existing license agreements will not be terminated. The Company's license agreements may contain restrictions on products manufactured and permitted sales territories, and may give the licensor the right to approve the manufacturer to be utilized by the Company to produce the product. Certain of the Company's license agreements are non-exclusive. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company. See "Business--License Agreements."

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

      INVENTORY MANAGEMENT. Most of the Company's largest retail customers utilize an inventory management system to track sales of products and rely on reorders being rapidly filled by the Company and other suppliers rather than maintaining large product inventories. These types of systems put pressure on suppliers like the Company to promptly fill customer orders and also shift some of the inventory risk from the retailer to suppliers. Production of excess products by the Company to meet anticipated retailer demand could result in price markdowns and increased inventory carrying costs for the Company. Similarly, if the Company fails to predict consumer demand for a product, it may not be able to deliver an adequate supply of products on a timely basis and will, as a result, lose sales opportunities. See "Business--Distribution."

      RETURNS AND MARKDOWNS. As is customary in the toy industry, the Company historically has permitted certain customers to return slow-moving items for credit and has allowed price reductions as to certain products then held by retailers in inventory. The Company expects it will continue to be required to make such accommodations in the future. Any significant increase in the amount of returns or markdowns could have a material adverse effect on the Company's financial condition and results of operations.

      SEASONALITY AND QUARTERLY FLUCTUATIONS. The Company's sales are seasonal. A substantial portion of net sales is made to retailers in anticipation of the Christmas holiday season. During fiscal 1999, 79% of the Company's net sales were made during the Company's second and third fiscal quarters (May through October) in connection with retail sales for the Christmas holiday season. Adverse business or economic conditions during these periods could adversely affect results of operations for the full year. The Company's financial results for a particular quarter may not be indicative of results for an entire year, and the Company's revenues and/or expenses will vary from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

      RELIANCE ON MANUFACTURERS BASED IN HONG KONG AND CHINA, TRADE RELATIONS. To date, most of the Company's products have been manufactured by Hong Kong manufacturers at facilities located in the PRC. According to reports published by the TMA, the PRC is the world's largest producer of toys. The Company does not have any long-term contracts with its manufacturers. In the event of any such disruption or other political or economic change in Hong Kong or the PRC affecting the Company's business, the Company would be required to seek alternate manufacturing sources. The Company currently does not have in place plans or arrangements for securing alternate manufacturing sources in the event that its present relationships with manufacturers prove impracticable to maintain, and there can be no assurance that there would be sufficient alternative facilities to meet the increased demand for production that would likely result from a disruption of manufacturing operations in the PRC. Furthermore, such a shift to alternate facilities would likely result in increased manufacturing costs and could subject the Company's products to increased duties, tariffs or other restrictions. During fiscal 1999, four manufacturers accounted for approximately 56.7% of the Company's purchases of products. The loss of any of these manufacturers, or a substantial interruption of the Company's manufacturing arrangements with any of these manufacturers, could cause a delay in production of the Company's products for delivery to its customers and could have a material adverse effect on the Company. While the Company believes that alternate manufacturers exist, there can be no assurance that alternate arrangements could be provided in a timely manner or on terms acceptable to the Company. See "Business--Manufacturing" and "Business--Tariffs and Duties."

      Currently, the PRC has MFN trade status. As such, most toys imported into the United States from the PRC are not subject to import duties. Recently, however, the United States and the PRC have at times been at odds over trade policies. There can be no assurance that in the future trade relations between the United States and the PRC will not deteriorate or that the MFN status of the PRC will not be altered or revoked such that, as a result, the United States would impose duties or other trade sanctions that would affect the cost of toys imported from the PRC. Increases in quotas, duties, tariffs or other changes or trade restrictions which may be imposed in the future would have a material adverse effect on the Company's financial condition, operating results or ability to import products. In particular, the Company's costs would be increased if the PRC's MFN status is revoked. The loss of MFN status for the PRC would result in substantial duties on the cost of toy products manufactured in the PRC and imported into the United States and would most likely adversely affect the Company's financial condition and results of operations. The imposition of such duties could have a material adverse effect on the Company. See "Business--Tariffs and Duties."

      ACQUISITION RISKS. The Company may from time to time evaluate and pursue acquisition opportunities on terms management considers favorable to the Company. A successful acquisition involves an assessment of the business condition and prospects of the acquisition target, which includes factors beyond the Company's control. This assessment is necessarily inexact, and its accuracy is inherently uncertain. In connection with such an assessment, the Company performs a review it believes to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the acquisition target to assess fully its deficiencies. There can be no assurance that any such acquisition would be successful or that the operations of the acquisition target could be successfully integrated with the Company's operations. Any unsuccessful acquisition could have a material adverse effect on the Company.

      GENERAL RISKS OF FOREIGN OPERATIONS. Foreign operations are generally subject to risks such as transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, difficulties in staffing and managing, longer payment cycles, problems in collecting accounts receivable, changes in governmental policies, restrictions on the transfer of funds, currency fluctuations and potentially adverse tax consequences. Although the Company to date has not experienced any material adverse effects due to its foreign operations, there can be no assurance that such events will not occur in the future. Any growth of the Company's international operations will subject the Company to greater exposure to risks of foreign operations. The occurrence of such an event, particularly one affecting the Company's relations with its manufacturers in the PRC, would have a material adverse effect on the Company.

      PRODUCT SAFETY AND LIABILITY, REGULATION. Products that have been or may be developed or sold by the Company may expose the Company to potential liability from personal injury or property damage claims by end-users of such products. The Company has never been and is not presently a defendant in any product liability lawsuit; however, there can be no assurance that such a suit will not be brought in the future against the Company. The Company currently maintains product liability insurance coverage in the amount of $2.0 million per occurrence, with a $5.0 million excess product liability policy. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if the Company maintains adequate insurance, any successful claim could materially and adversely affect the reputation and prospects of the Company, as well as divert management time. The CPSC has the authority under certain federal laws and regulations to protect consumers from hazardous goods. The CPSC may exclude from the market goods it determines are hazardous and may require a manufacturer to repurchase such goods under certain circumstances. Some state, local and foreign governments have similar laws and regulations. In the event that such laws or regulations change or the Company is found in the future to have violated any such law or regulation, the sale of the relevant product could be prohibited, and the Company could be required to repurchase such products. See "Business--Government and Industry Regulation."

      COMPETITION. The toy industry is highly competitive. Many of the Company's competitors have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, the toy industry has nominal barriers to entry. Competition is based primarily on the ability to design and develop new toys, procure licenses for popular products, characters and trademarks, and successfully market products. Many of the Company's competitors offer similar products or alternatives to the Company's products. The Company's products compete with other products for retail shelf space. There can be no assurance that shelf space in retail stores will continue to be available to support the Company's existing products or any expansion of the Company's products and product lines. There can be no assurance that the Company will be able to continue to compete effectively in this marketplace. See "Business--Competition."

      CONTROL BY CURRENT MANAGEMENT. As of February 29, 2000, the directors and officers of the Company are the beneficial owners of an aggregate of 6,063,832 shares of Common Stock (excluding exercisable Options and the shares underlying same, and excluding 66,792 Holdback Shares subject to future issuance) and such beneficial ownership constitutes 66.9% of the total outstanding Common Stock of the Company.

      POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Common Stock has been and may continue to be highly volatile and has been and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In the event the Company's operating results are below the expectations of public market analysts and investors in one or more future quarters, it is likely that the price of the Company's Common Stock would be materially adversely affected. General market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 2.  PROPERTIES

      The Company's principal executive offices and showroom and principal warehouse are located in Houston, Texas, where the Company occupies approximately 14,000 square feet of office and showroom space and 57,000 square feet of dock-high warehouse space. The Company leases this space pursuant to two leases that terminate on August 31, 2002. The combined base rental for these leases is currently $28,723 per month ($4.85 per square foot on an annual basis). One lease provides for an annual increase in rent based on projected cost of living and tax escalation adjustments.

      The Company occupies offices of Meritus in Fairfield, New Jersey, where the Company utilizes approximately 7,460 square feet of office, design and showroom space. The base rental for this facility is $3,948 per month ($6.35 per square foot on an annual basis). This lease will terminate on September 30, 2001.

      The Company leases a 5,148 square foot showroom in the Toy Center building in New York City at 200 Fifth Avenue. This lease commenced on December 1, 1999 and will terminate on April 30, 2010. The base rental for this lease is $13,943 per month ($32.50 per square foot on an annual basis), subject to cost of living and tax escalations. The facility is staffed only during toy shows and specially scheduled customer showings.

      The Company leases 12,877 square feet of office and showroom space in Hong Kong under a lease that commenced on March 23, 2000, and terminates in March 2003. The base rental for the lease term is approximately $34,481 per month based on currency exchange rates ($32.13 per square foot on an annual basis). Through June 19, 2000, the Company will also continue to occupy the current showroom in Hong Kong which was leased by Meritus. The base rental is $6,736 per month based on currency exchange rates ($32.33 per square foot on an annual basis).

      The Company is also leasing 1,080 square feet of showroom space in the World Trade Center Building in Dallas, Texas for a three-year term that expires May 31, 2002. The base rental for this lease is currently $1,033 per month ($11.47 per square foot on an annual basis). In addition, the Company has assumed Meritus' lease of a 720 square foot showroom in the World Trade Center Building in Dallas. Commencing April 1, 2000, the base rental for this lease will be $757.00 per month ($12.62 per square foot on an annual basis). This lease will terminate on March 31, 2002.

      The Company leases a small storage facility in Hong Kong. From time to time, the Company rents public warehouse space in Houston to accommodate fluctuating inventory needs.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on The Nasdaq Stock Market's SmallCap Market under the symbol "DSIT." Prior to August 17, 1998, the Company's Common Stock was traded on The Nasdaq National Market. The table sets forth, for the periods indicated, the reported high and low close sale prices of the Company's Common Stock as reported on The Nasdaq National Market and The Nasdaq SmallCap
Market:

                                                 HIGH        LOW
                                                -------    -------
             Fiscal Year 1998:
                                 1st Quarter      2-7/8      1-5/8
                                 2nd Quarter      2          15/16
                                 3rd Quarter      1-3/4      13/16
                                 4th Quarter      1-13/16   1-1/16
             Fiscal Year 1999:
                                 1st Quarter      3-1/2     1-5/8
                                 2nd Quarter      4-7/16    2-21/32
                                 3rd Quarter      4-11/32   3
                                 4th Quarter      3-1/2     2-11/16

STOCKHOLDERS

      According to the records of the Company's transfer agent, as of March 15, 2000, there were 90 holders of record of the Company's Common Stock. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

DIVIDENDS AND DISTRIBUTIONS

      The Company has never declared nor paid cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the near future. In addition, the Company's credit facility prohibits the payment of dividends.

MERITUS ACQUISITION

      On January 7, 2000 the Company acquired Meritus, a privately held toy manufacturer, by merger. The Company paid the Meritus shareholders $2.8 million in cash and a note and at the closing of the merger issued 503,226 shares of the Company's Common Stock (with an obligation to issue an additional 96,774 shares of Common Stock upon satisfaction of certain post closing conditions and covenants, 29,982 shares of which were issued by the Company on February 10,
2000) in exchange for all of the issued and outstanding stock of Meritus. The merger of Meritus into the Company, including the issuance of Common Stock to the Meritus shareholders, constituted a privately negotiated transaction between the Company and Meritus and its shareholders. The issuance of Common Stock to the Meritus shareholders was made in reliance on the exception from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The Company believes the Section 4(2) exemption from registration was available based upon the established criteria for effecting a private offering by virtue of the following facts, among others: (i) the Meritus shareholders had access to the type of information that would be included in a registration statement and conducted a comprehensive due diligence review in connection with the merger,
(ii) the Meritus shareholders have adequate financial means to bear the risk of their investment in the Company and can be described as sophisticated, (iii) Meritus had only two shareholders; accordingly there were only two offerees in the transaction, (iv) the Meritus shareholders made representations that they acquired the Common Stock for investment and not with a view toward distribution, (v) the Common Stock issued by the Company to the

Meritus shareholders contains restrictions on its resale, and (vi) no underwriters were involved nor were any underwriters' commissions paid in connection with the transactions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the Company. The selected consolidated financial data were derived from the Company's consolidated financial statements. All dollar amounts are stated in thousands, except per share data:

      The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.


                                          December 31,    January 31,     January 31,     January 31,    January 31,
Statement of Operations Data:                1999            1999            1998           1997            1996
                                          -----------     ----------      ----------     ----------      ----------
Net sales ..............................    $47,560        $52,723         $73,624         $63,219        $63,146
Income  (loss) before income taxes and
  extraordinary item ...................      2,150         (1,337)         (7,392)          3,106          3,743
Income (loss) before extraordinary item       1,281         (1,004)         (5,062)          1,886          2,294
Net income (loss) ......................      1,281         (1,004)         (5,543)          1,886          2,294

Basic earnings (loss) per share before
  extraordinary item ...................    $   .17        $  (.17)        $  (.97)        $   .54        $   .66
Basic earnings (loss) per share ........    $   .17        $  (.17)        $ (1.06)        $   .54        $   .66
Diluted earnings (loss) per share before
  extraordinary item ...................    $   .16        $  (.17)        $  (.97)        $   .50        $   .66
Diluted earnings (loss) per share ......    $   .16        $  (.17)        $ (1.06)        $   .50        $   .66


                                            December 31,   January 31,     January 31,     January 31,     January 31,
Balance Sheet Data:                            1999           1999            1998            1997            1996
                                            -----------    ----------      -----------     ----------      ----------
Working capital ........................    $  6,326       $    391        $  6,265        $  2,621        $  3,510
Total assets ...........................      15,027         11,411          19,929          14,395          15,746
Long-term debt, including capital leases       2,393          2,541           7,495          14,203          18,188
Total liabilities ......................       8,038         10,549          18,049          24,738          27,984
Shareholders' equity (deficit) .........       6,989            861           1,880         (10,343)        (12,238)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere herein.

      The Company designs, develops, markets and distributes a variety of toys and children's consumer electronics. The Company's core product categories are
(i) juvenile audio products, including walkie-talkies, pre-school audio products, pre-teen audio products and musical toys; (ii) girls' toys, including dolls, play sets and accessories; and (iii) boys' toys, including radio controlled vehicles, action figures and western and military action toys. Historically, the majority of the Company's sales have been made to customers based in the United States. All of the Company's international sales are denominated in United States dollars. Therefore, the Company is not subject to exchange rate risk with respect to international sales.

      In December 1995, a series of transactions (the "Recapitalization") was consummated whereby the Company repurchased 77.7% of the then outstanding Common Stock from the then sole shareholder of the Company for $22.2 million and issued 2,719,000 shares of Common Stock to a group of new investors for $3.8 million. The Recapitalization resulted in the incurrence of an aggregate of $17.9 million of additional indebtedness. The stock purchased by the Company from its former sole shareholder was held as treasury stock. On June 3, 1997, the Company completed its initial public offering of 2,500,000 shares of its Common Stock, which resulted in net proceeds to the Company of $17.7 million. All of the net proceeds were used to repay debt of the Company.

      On April 15, 1999, the Company entered into a Stock Purchase Agreement with MVII. Pursuant to the Stock Purchase Agreement, MVII purchased from the Company 566,038 shares of its Common Stock for $1.2 million on April 15, 1999, and purchased an additional 1,792,453 shares of its Common Stock for $3.8 million on June 1, 1999. Also, pursuant to the Stock Purchase Agreement, on April 21, 1999, MVII commenced a tender offer for 1.6 million shares of the outstanding Common Stock at $4.38 per share net to the seller in cash. On May 26, 1999, MVII accepted for payment 1.6 million shares that were validly tendered and not withdrawn in the Offer by the Company's shareholders. The Stock Purchase Agreement and the transactions contemplated thereby were approved by the Company's shareholders at the Annual Meeting of Shareholders held on May 24, 1999.

      As a result of the transactions consummated pursuant to the Stock Purchase Agreement, MVII has made a total investment in the Company's Common Stock of $12 million. Of that $12 million, $5 million was paid by MVII directly to the Company for Common Stock. Following the transaction contemplated by the Stock Purchase Agreement, MVII was the record owner of approximately 47% of the Company's outstanding shares of Common Stock. When MVII's record ownership was combined with MVII's rights under the Voting Agreement, MVII was the beneficial owner of approximately 61% of the Company's outstanding shares of Common Stock. The Voting Agreement also entitles MVII to nominate all but two of the members of the Company's board of directors.

      On July 1, 1999, the Company issued 100,000 shares of Common Stock to MVII pursuant to a contingency contained in the Stock Purchase Agreement. During the remainder of 1999, MVII purchased 63,646 shares of Common Stock from two former executives of the Company and exercised its right of first refusal contained in the Voting Agreement to purchase 72,101 shares of Common Stock from Conrad. Following these transactions, MVII owns a record or beneficially 4,194,238 shares of the Company's Common Stock which, as of March 15, 2000, represents 46% of the total Common Stock issued and outstanding. On December 17, 1999, Rust Capital sold 291,421 shares of Common Stock to Martin . Martin purchased such shares pursuant to MVII's right of first refusal contained in the Voting Agreement, which was assigned by MVII to Martin on December 15, 1999.

      As of January 7, 2000, the Company acquired Meritus, a privately held toy manufacturer headquartered in Fairfield, New Jersey, with offices and distribution facilities in Hong Kong. Pursuant to the terms of the merger the Company acquired all of the issued and outstanding stock of Meritus for 600,000 shares of the Company's Common Stock and $2.8 million in other consideration paid to the shareholders of Meritus. Contemporaneously with the merger, the Company satisfied $4.4 million of Meritus' debt. Meritus manufactures and markets dolls, doll houses, doll accessories, and girls' toys.

      As a result of its merger with Meritus, the Company acquired three wholly-owned Hong Kong subsidiaries; Meritus Industries Limited, RSP Products Limited, and Elite Dolls Limited, which are engaged in the Company's doll manufacturing operations. The Company is in the process of consolidating the three newly-acquired subsidiaries with DSI(HK).

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

      The Company's operating activities used net cash of $4.2 million during fiscal 1999, consisting primarily of increases in accounts receivable and inventory and decreases in deferred income taxes and accounts payable and accrued liabilities. Net cash used in investing activities during fiscal 1999 was $962,000 and was a result of capital expenditures partially offset by a decrease in other assets. Net cash provided by financing activities was $5.1 million in 1999 and was a result of the issuance of common stock. The Company's working capital at December 31, 1999 was $6.3 million, and unrestricted cash was $479,000.

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

      As a result of losses incurred in fiscal 1998, the Company was not in compliance with certain of the covenants contained in its previous line of credit with a commercial bank at January 31, 1999. However, on February 2, 1999, the Company secured the Revolver. The terms of the Revolver include interest at the bank's prime rate plus three quarters of one percent (.75%) and maturity at February 2, 2003. The maximum loan limit remains at $10 million, subject to the availability of sufficient, eligible inventory and accounts receivable.

      The Company has budgeted approximately $1.6 million for capital expenditures for fiscal 2000 consisting primarily of purchases of tools and molds. Additionally, the Company's anticipated fiscal 2000 operating cash requirements include a commitment of $500,000 to television advertising.

      At March 15, 2000, the Company had borrowing capacity of an aggregate of $338,500 under the Revolver and the Hong Kong Credit Facility. Based on projected fiscal 2000 operating results, the Company believes that cash flows from operations and the available borrowings under the Revolver and the Hong Kong Credit Facility will be sufficient to meet the Company's operating cash requirements and fund the Company's anticipated capital expenditures. However, there can be no assurance that the Company will meet its projected operating results, and accordingly, the Company is considering all of its financing alternatives. In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

      In connection with the Stock Purchase Agreement, the Company received $5 million in April and June of 1999. The Company used those funds to finance the normal business operations of the Company.

      On January 7, 2000, the Company acquired Meritus by means of a merger. Pursuant to the terms of the merger, the Company acquired all of the issued and outstanding stock of Meritus for 600,000 shares of the Company's Common Stock, $1.1 million in cash and a note for $1.7 million paid to the shareholders of Meritus. The note, bearing interest at 10.0375% per annum, requires quarterly principal and interest payments beginning April 1,2000. Contemporaneously with the merger, the Company satisfied $4.4 million of Meritus' debt.

      In connection with the acquisition of Meritus, the Company borrowed $5 million from MVII. The debt is evidenced by a promissory note dated January 7, 2000. The note bears interest at a rate of prime plus 2%, matures on July 1, 2004 and is subordinate to the Revolver. The proceeds from the note were used primarily to facilitate the merger, including the satisfaction of Meritus' debt, described above.

      The Company is obligated to make future minimum royalty payments under certain of its license agreements. As of December 31, 1999, the Company was required to make an aggregate of approximately $297,000 in payments of guaranteed royalties under certain licenses in fiscal 1999 and $408,000 thereafter through fiscal 2002.

      As part of the Company's strategy, the Company will evaluate potential acquisitions of other toy businesses or product lines that the Company believes would complement its existing business. The Company has no present understanding or agreement with respect to any acquisition.

RESULTS OF OPERATIONS

      The following table sets forth the Company's results of operations as a percentage of net sales for the fiscal years indicated:

                                                    1999       1998       1997
                                                   -----      -----      -----
Net sales .....................................    100.0%     100.0%     100.0%
Cost of goods sold ............................     71.6       79.8       75.1
                                                   -----      -----      -----
Gross profit ..................................     28.4       20.2       24.9
Selling, general and administrative expenses ..     22.8       21.3       33.4
                                                   -----      -----      -----
Operating income (loss) .......................      5.6       (1.1)      (8.5)
Interest expense ..............................      1.3        1.6        1.8
Other income ..................................     (0.2)      (0.2)      (0.3)
                                                   -----      -----      -----
Income (loss) before income taxes and
  extraordinary item ..........................      4.5       (2.5)     (10.0)
Provision for (benefit from) income taxes .....      1.8       (0.6)      (3.1)
                                                   -----      -----      -----
Income (loss) before extraordinary item .......      2.7       (1.9)      (6.9)
Extraordinary item (net of tax) ...............      0.0        0.0       (0.6)
                                                   -----      -----      -----
Net income (loss) .............................      2.7       (1.9)      (7.5)
                                                   =====      =====      =====

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

      All component changes are affected by the change in the Company's fiscal year in 1999 (fiscal 1999 reflects 11 months activity versus 12 months activity in fiscal 1998).

      NET SALES. Net sales during fiscal 1999 decreased $5.1 million, or 9.8%, to $47.6 million, from $52.7 million in fiscal 1998.

      Net sales of juvenile audio products decreased $9.2 million, or 24.2%, to $29.1 million during fiscal 1999, from $38.3 million during fiscal 1998. The decrease was primarily attributable to a successful but slower than expected transition between the Company's old walkie-talkie line and the new TECH-LINK(R) brand. Net sales of boys' toys increased $1.3 million, or 17.1% to $8.9 million during fiscal 1999 from $7.6 million in fiscal 1998. The increase reflects the continued increase in demand for

BLOCKMEN(R) construction sets, partially offset by a decline in sales of radio-controlled products. Net sales of girls' toys increased $3.9 million, or 121%, to $7.0 million in fiscal 1999 from $3.1 million in fiscal 1998. Sales for 1999 were driven by the introduction of the national magazine promoted SWEET FAITH(TM) doll and tesT market targeted HUSH LI'L BABY(TM) doll. Sales for fiscal 1998 were comprised principally of sales of one new non-promoted (BABY LEARNS TO WALK(TM)) doll and final closeouts of 1997 doll inventory. Net sales of products in other categories decreased $1.1 million or 29.0% to $2.6 million during fiscal 1999 from $3.7 million in fiscal 1998. The decrease reflects continued reduction in sales of HOPPIN' POPPIN' SPACEBALLS(R), an action game that was TV promoted in fiscal 1997, and a decrease in pre-school products, partially offset by an increase in sales of the TALKING DOORBELL(R) products introduced in fiscal 1998.

      International net sales decreased $200,000, or 1.8%, to $10.9 million during fiscal 1999 from $10.7 million in fiscal 1998. International net sales were 22.9% of total net sales for fiscal 1999 as compared to 21.0% of total net sales in fiscal 1998.

      GROSS PROFIT. Gross profit increased $2.8 million or 26.0% to $13.5 million during fiscal 1999 from $10.7 million in fiscal 1998. Gross profit as a percentage of net sales increased to 28.4% during fiscal 1999 from 20.2% in fiscal 1998. The increase reflects the strategic implementation of proprietary products such as SWEET FAITH(TM) dolls and BLOCKMEN(R) construction sets, and the successful branding of our TECH-LINK(R) walkie-talkie lines; these types of items have a higher gross margin and comprise a larger percentage of our total sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $400,000 to $10.8 million, or 3.4% during fiscal 1999 from $11.2 million in fiscal 1998. The decrease is primarily related to decreased expenditures for salaries and travel and entertainment due to the change in the Company's fiscal year.

      INTEREST EXPENSE. As a result of lower prime interest rates and reduced borrowing activity, interest expense decreased $256,000, or 29.3%, to $619,000 in fiscal 1999 from $875,000 during fiscal 1998.

      OTHER INCOME. Other income decreased $4,000 or 3.3%, to $103,000 during fiscal 1999 from $107,000 during fiscal 1998. The negative effects of foreign currency translation contributed to the decrease.

      INCOME TAXES. In fiscal 1999, the Company generated a profit before income taxes of $2.1 million compared to a $1.3 million loss before income taxes during fiscal 1998. As a result, the Company incurred tax expense of $869,000 during fiscal 1999 compared to a tax benefit of $333,000 in fiscal 1998. Tax expense during fiscal 1999 was also impacted by the expiration of $154,000 in foreign tax credits.

      NET INCOME (LOSS). As a result of the foregoing factors, the Company's net income for fiscal year 1999 was $1.3 million, compared to a net loss of $1.0 million for fiscal 1998.

FISCAL YEAR 1998 COMPARED TO FISCAL 1997

      NET SALES. Net sales for fiscal 1998 decreased $20.9 million, or 28.4%, to $52.7 million, from $73.6 million for fiscal 1997.

      Net sales of juvenile audio products increased $1.3 million, or 3.5%, to $38.3 million during fiscal 1998, from $37.0 million during fiscal 1997. The increase was primarily attributable to continued strength in walkie-talkies and musical keyboards, partially offset by a decline in pre-school audio products. Net sales of girls' toys decreased $19.7 million, or 86.5%, to $3.1 million during fiscal 1998, from $22.8 million during fiscal 1997. Sales for fiscal 1997 were driven principally by the TV promotion of three dolls (BABY PICK ME UP(R), DREAMIE SWEETS(R) and ROSIE(R)). Sales for 1998 were comprised principally of sales of one new non-promoted (BABY LEARNS TO WALK(TM)) doll and final closeouts of 1997 doll inventory. NeT sales of boys' toys increased $392,000, or 5.4%, to $7.6 million during fiscal 1998 from $7.2 million during fiscal 1997. This increase was attributable to the introduction of the BLOCKMEN(R) construction sets and the new radio-controlled "BURNIN' THUNDER"(TM) car, partially offset by a decrease in sales of the radio-controlled KAWASAKI(R) NINJA(R) motorcycle. Net sales of products in other categories decreased $2.9 million, or 43.4%, to $3.7 million during fiscal 1998, from $6.6 million during fiscal 1997. The decrease was due primarily to decreased sales of handheld electronic games and HOPPIN' POPPIN' SPACEBALLS(R), an action game that was TV promoted in 1997.

      International net sales decreased $3.2 million, or 22.3%, to $11.1 million during fiscal 1998 from $14.3 million in fiscal 1997. The decline was due primarily to decreased sales of TV promotable items, principally dolls. International net sales were 21.0% of total sales for fiscal 1998 as compared to 19.4% of total sales in fiscal 1997.

      GROSS PROFIT. Gross profit decreased $7.6 million, or 41.9%, to $10.7 million during fiscal 1998 from $18.3 million in fiscal 1997. Gross profit as a percentage of net sales decreased to 20.2% during fiscal 1998 from 24.9% in fiscal 1997. Such decrease was primarily due to decreased sales of TV promoted toys, principally dolls, which generally have higher gross margins to cover the related costs of TV advertising.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $13.4 million, or 54.3%, to $11.2 million during fiscal 1998 from $24.6 million in fiscal 1997. The decrease resulted primarily from decreased TV advertising expenses during fiscal 1998.

      INTEREST EXPENSE. As a result of debt repayment using the proceeds from the Company's initial public offering in June 1997, interest expense decreased $485,000, or 35.7%, to $875,000 during fiscal 1998 from $1.4 million in fiscal 1997.

      OTHER INCOME. Other income decreased $125,000, or 53.9%, to $107,000 during fiscal 1998 from $232,000 during fiscal 1997. In 1997, the Company received interest income related to certain insurance proceeds. The effects of foreign currency translations also contributed to the decrease.

      EXTRAORDINARY ITEM. As a result of debt repayment using the net proceeds of the Company's initial public offering, $481,000 of debt issuance cost (net of tax) was written off in fiscal 1997.

      INCOME TAXES. In fiscal 1998, the Company incurred a loss before income taxes and extraordinary items of $1.3 million, which resulted in a benefit from income taxes of $333,000 compared to a $2.3 million benefit from income taxes during fiscal 1997.

      NET INCOME (LOSS). As a result of the foregoing factors, the Company's net loss for fiscal year 1998 was $1.0 million compared to a net loss of $5.5 million for fiscal 1997.

SEASONALITY

      The toy industry is very seasonal with the Christmas holiday season representing over two-thirds of total annual retail toy sales. The Company has experienced this seasonal pattern in its net sales. To accommodate this peak selling season, holiday toy lines are introduced early in the first calendar quarter. Retailers generally commit to their holiday season purchases during the first two calendar quarters and those orders are generally shipped to the retailers' distribution centers on a scheduled basis from May through October. During fiscal 1999, 79.2% of the Company's net sales were made during the Company's second and third fiscal quarters (May through October), generally in connection with retail sales for the Christmas holiday season. As a result of the seasonality of the Company's business, the

Company expects that it will incur a loss in the first quarter and fourth quarter of each fiscal year even in years in which the Company is profitable for the year.

INFLATION

      The Company does not believe that inflation in the United States or Europe in recent years has had a significant effect on its results of operations.

YEAR 2000

      The Company performed a review of its computer systems and operations for vulnerability to Year 2000 ("Y2K") issues. The situations occur because many computer systems and programs existing prior to January 1, 2000 process transactions using two digits rather than four digits for the year of a transaction. Unless modified, a year "2000" transaction might be processed as the year "1900," potentially causing systems or programs to fail or create erroneous results.

      The Company completed the review of its management information software ("MIS"), EDI software, and local area network and personal computer operating systems prior to January 1, 2000 to determine their system's Y2K compliance status. This review included communications with suppliers, contractors and customers to evaluate their Y2K compliance, including EDI software evaluation. Based on those received to date, no response has indicated that our key customers, contractors and suppliers were not Y2K compliant. These communications also indicated that major customers tested their EDI systems for internal, intermediary and supplier Y2K compliance, and found them to be Y2K compliant. The effect of non-compliance by independent manufacturers and other third parties was not determinable.

      The MIS systems, including the local area network and computer hardware at the Company's U.S. headquarters and Hong Kong subsidiary, were tested, and upgraded or replaced as necessary to be fully Y2K compliant. The Company incurred expense of approximately $90,000 through December 31, 1999 in making its computer systems and programs Y2K compliant. These costs were funded from existing cash and cash flow from operations. Any additional charges are expected to be minimal.

      To date, the Company has not experienced any Y2K issues with its internal operating systems or with its customers or suppliers. In addition, the Company did not experience any loss in revenues due to the Y2K issues. Although unlikely, there can be no assurance future unforeseen Y2K issues will not occur. The Company does not believe, however, that there will be any material impact on the Company's operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Consolidated Financial Statements and Schedules" included on page F-1 for information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      Information required by Items 10 through 13 is hereby incorporated by reference to the captions "Principal Shareholders," "Election of Directors," "Management," and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1999.

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

(b)               Reports on Form 8-K.

                  A current report on Form 8-K was filed on November 23, 1999, reporting a non-cash restatement of the Company's financial results for its fiscal years ended January 31, 1996, 1997, 1998 and 1999 and subsequent quarterly periods in 1999, and including the Company's Consolidated Statement of Operations - Restated and Consolidated Balance Sheet - Restated.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DSI Toys, Inc.


Dated:  March 30, 2000   By:  /s/ MICHAEL J. LYDEN
                              --------------------------------------------------
                                  Michael J. Lyden
                              President and Chief Executive Officer




Dated:  March 30, 2000   By:  /s/ ROBERT L. WEISGARBER
                              --------------------------------------------------
                                  Robert L. Weisgarber
                                  Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         SIGNATURE                    TITLE                         DATE
         ---------                    -----                         ----

/s/ E. THOMAS MARTIN                 Chairman                  March 30, 2000
--------------------------
    E. Thomas Martin

/s/ M.D. DAVIS                       Director                  March 30, 2000
--------------------------
    M.D. Davis


/s/ JOSEPH S. WHITAKER               Director                  March 30, 2000
--------------------------
    Joseph S. Whitaker



/s/ JOSEPH N. MATLOCK                Director                  March 30, 2000
--------------------------
    Joseph N. Matlock


/s/ ROBERT L. BURKE                  Director                  March 30, 2000
--------------------------
    Robert L. Burke


/s/ JOHN MCSORLEY                    Director                  March 30, 2000
--------------------------
    John McSorley

/s/ WALTER S. REILING                Director                  March 30, 2000
--------------------------
    Walter S. Reiling

                                 DSI TOYS, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                          PAGE

FINANCIAL STATEMENTS

Report of Independent Accountants                                          F-2

Consolidated Balance Sheet at December 31, 1999 and January 31, 1999       F-3

Consolidated Statement of Operations for fiscal years 1999, 1998 and 1997  F-4

Consolidated Statement of Cash Flows for fiscal years 1999, 1998 and 1997  F-5

Consolidated Statement of Shareholders' Equity for fiscal years 1999,
1998, and 1997                                                             F-6

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of DSI Toys, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DSI Toys, Inc. and its subsidiary (the Company) at December 31, 1999 and January 31, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Houston, Texas
February 11, 2000

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET


                                                  DECEMBER 31,      JANUARY 31,
                                                     1999              1999
                                                  ------------     ------------

                    ASSETS

Current Assets:
     Cash ....................................    $    478,970     $    554,197
     Restricted cash .........................         150,000          150,000
     Accounts receivable, net ................       3,408,059        1,069,725
     Inventories .............................       5,695,240        4,207,704
     Prepaid expenses and other current assets       1,383,644          913,970
     Deferred income taxes ...................         314,000          801,000
                                                  ------------     ------------
          Total current assets ...............      11,429,913        7,696,596

Property and equipment, net ..................       2,000,215        1,642,672
Deferred income taxes ........................         902,000        1,117,000
Other assets .................................         695,237          954,511
                                                  ------------     ------------
                                                  $ 15,027,365     $ 11,410,779
                                                  ============     ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities     $  3,769,286     $  6,799,290
     Current portion of long-term debt .......       1,313,787          824,675
     Income taxes payable ....................         428,727          271,920
                                                  ------------     ------------
          Total current liabilities ..........       5,511,800        7,895,885
Long-term debt ...............................       2,393,236        2,540,522
Deferred income taxes ........................         133,340          113,000
                                                  ------------     ------------
          Total liabilities ..................       8,038,376       10,549,407
Shareholders' equity:
     Preferred stock, $.01 par value,
           5,000,000 shares authorized,
           none issued or outstanding
     Common stock, $.01 par value, 35,000,000
           and 20,000,000 shares authorized,
           8,719,000 shares issued, 8,533,157
           and 6,000,000 shares outstanding ..          87,190           87,190
     Additional paid-in capital ..............       4,934,919       21,162,568
     Common stock warrants ...................         102,500          102,500
     Accumulated other comprehensive income
           (loss) ............................         (12,626)          14,296
     Retained earnings .......................       3,436,401        2,155,410
                                                  ------------     ------------
                                                     8,548,384       23,521,964
     Less:  treasury stock, 185,843 and
           2,719,000 shares, at cost .........      (1,559,395)     (22,660,592)
                                                  ------------     ------------
               Total shareholders' equity ....       6,988,989          861,372
                                                  ------------     ------------
                                                  $ 15,027,365     $ 11,410,779
                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                 ----------------------------------------------
                                                   FISCAL YEAR
                                 ----------------------------------------------
                                    1999              1998             1997
                                 ------------     ------------     ------------

Net Sales ....................   $ 47,560,024     $ 52,722,517     $ 73,624,398
Cost of goods sold ...........     34,046,112       42,058,919       55,285,501
                                 ------------     ------------     ------------
Gross profit .................     13,513,912       10,663,598       18,338,897
Selling, general and
administrative expenses ......     10,848,624       11,232,414       24,602,478
                                 ------------     ------------     ------------
Operating income (loss) ......      2,665,288         (568,816)      (6,263,581)
Interest expense .............        618,994          874,907        1,360,067
Other income .................       (103,302)        (106,881)        (231,968)
                                 ------------     ------------     ------------
Income (loss) before income
  taxes ......................      2,149,596       (1,336,842)      (7,391,680)
Provision for (benefit from)
  income taxes ...............        868,605         (333,000)      (2,329,323)
Extraordinary item ...........                                         (480,754)
                                 ------------     ------------     ------------
Net income (loss) ............   $  1,280,991     $ (1,003,842)    $ (5,543,111)
                                 ============     ============     ============

BASIC EARNINGS PER SHARE
------------------------
     Earnings (loss) per share
       before Extraordinary
       item ..................   $       0.17     $      (0.17)    $      (0.97)
     Extraordinary item ......                                            (0.09)
     Earnings (loss) per share   $       0.17     $      (0.17)    $      (1.06)
                                 ============     ============     ============

     Weighted average shares
       outstanding ...........      7,688,964        6,000,000        5,205,479
                                 ============     ============     ============

DILUTED EARNINGS PER SHARE
--------------------------
     Earnings (loss) per share
        before Extraordinary
        item .................   $       0.16     $      (0.17)    $      (0.97)
     Extraordinary item ......                                            (0.09)

     Earnings (loss) per share   $       0.16     $      (0.17)    $      (1.06)
                                 ============     ============     ============

     Weighted average shares
       outstanding ...........      7,803,403        6,000,000        5,205,479
                                 ============     ============     ============

          See accompanying notes to consolidated financial statements.

                                  DSI TOYS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  --------------------------------------------
                                                                                  FISCAL YEAR
                                                                  --------------------------------------------
                                                                      1999            1998            1997
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss) .............................................   $  1,280,991    $ (1,003,842)   $ (5,543,111)
     Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
         Depreciation .........................................        728,951         570,779         661,517
         Loss on early retirement of debt .....................                                        480,754
         Amortization and write-off of
            debt discount and issuance costs ..................         36,799                         199,152
         Provision for doubtful accounts ......................         65,528         (17,424)        145,096
         Loss (gain) on sale of equipment .....................            727             200          (3,865)
         Deferred income taxes ................................        722,340          11,000      (2,781,000)
         Changes in assets and liabilities:
            Accounts receivable ...............................     (2,403,862)      6,955,987      (4,921,595)
            Due from shareholder ..............................                                        151,667
            Inventories .......................................     (1,487,536)      2,229,714      (1,822,331)
            Income taxes receivable/payable ...................        156,807         805,554        (726,845)
            Prepaid expenses ..................................       (287,174)       (609,266)        567,486
            Accounts payable and accrued liabilities ..........     (3,030,004)     (2,940,911)      3,481,100
                                                                  ------------    ------------    ------------
               Net cash provided (used) by operating activities     (4,216,433)      6,001,791     (10,111,975)

Cash flows from investing activities:
      Capital expenditures ....................................     (1,087,446)       (961,304)       (726,691)
      Proceeds from sale of equipment .........................            225             225           6,965
      Repayments by shareholder ...............................                                        511,764
      Decrease (increase) in other assets .....................        125,408        (104,728)        313,085
                                                                  ------------    ------------    ------------
               Net cash provided (used) in investing activities       (961,813)     (1,065,807)        105,123

Cash flows from financing activities:
      Net borrowing (repayments) under revolving lines of
            credit ............................................        329,085      (4,730,655)      4,551,304
      Net borrowings (repayments) on long-term debt ...........         12,741          15,069     (13,429,418)
      Net proceeds from issuance of common stock ..............      4,873,548                      17,744,475
      Proceeds from issuance of warrants ......................                                          2,500
      Debt and stock issue costs ..............................        (85,433)        (35,000)
                                                                  ------------    ------------    ------------
               Net cash provided (used) by financing activities      5,129,941      (4,750,586)      8,868,861
Effect of exchange rate changes on cash .......................        (26,922)        (14,891)         19,689
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash ...............................        (75,227)        170,507      (1,118,302)
Cash and cash equivalents, beginning of year ..................        554,197         383,690       1,501,992
                                                                  ------------    ------------    ------------
Cash and cash equivalents, end of year ........................   $    478,970    $    554,197    $    383,690
                                                                  ============    ============    ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                          ACCUMULATED
                                   COMMON STOCK              ADDITIONAL                      OTHER
                            ----------------------------      PAID-IN                    COMPREHENSIVE
                               SHARES           AMOUNT        CAPITAL        WARRANTS       INCOME
                            ------------    ------------    ------------   ------------   ------------
Balance, Jan. 31, 1997 ..      6,219,000    $     62,190    $  3,443,093   $    100,000   $      9,498
 Comprehensive loss:
  Net loss ..............
  Foreign currency
   translation adjustments
   net of tax ...........                                                                       19,689

 Comprehensive loss......
 Issuance of common
  stock .................      2,500,000          25,000      18,475,000
 Stock issuance cost ....                                       (755,525)
 Warrants issued ........                                                         2,500
                            ------------    ------------    ------------   ------------   ------------
Balance, Jan. 31, 1998 ..      8,719,000          87,190      21,162,568        102,500         29,187
 Comprehensive loss:
  Net loss ..............
  Foreign currency
   translation adjustments
   net of tax ...........                                                                      (14,891)

 Comprehensive loss......
                            ------------    ------------    ------------   ------------   ------------
Balance, Jan. 31, 1999 ..      8,719,000          87,190      21,162,568        102,500         14,296
 Comprehensive income:
  Net income ............
  Foreign currency
   translation adjustments
   net of tax ...........                                                                      (26,922)

 Comprehensive income....
 Issuance 2,458,491
  Common shares from
  the treasury ..........                                    (15,479,229)
 Options exercised ......                                       (518,189)
 Stock issuance cost ....                                       (230,231)
                            ------------    ------------    ------------   ------------   ------------
Balance, Dec. 31, 1999 ..      8,719,000    $     87,190    $  4,934,919   $    102,500   $    (12,626)
                            ============    ============    ============   ============   ============


                              RETAINED       TREASURY
                              EARNINGS        STOCK           TOTALS
                            ------------   ------------    ------------
Balance, Jan. 31, 1997 ..   $  8,702,363   $(22,660,592)   $(10,343,448)
 Comprehensive loss:
  Net loss ..............     (5,543,111)                    (5,543,111)
  Foreign currency
   translation adjustments
   net of tax ...........                                        19,689
                                                           ------------
 Comprehensive loss......                                    (5,523,422)
 Issuance of common
  stock .................                                    18,500,000
 Stock issuance cost ....                                      (755,525)
 Warrants issued ........                                         2,500
                            ------------   ------------    ------------
Balance, Jan. 31, 1998 ..      3,159,252    (22,660,592)      1,880,105
 Comprehensive loss:
  Net loss ..............     (1,003,842)                    (1,003,842)
  Foreign currency
   translation adjustments
   net of tax ...........                                       (14,891)
                                                           ------------
 Comprehensive loss......                                    (1,018,733)
                            ------------   ------------    ------------
Balance, Jan. 31, 1999 ..      2,155,410    (22,660,592)        861,372
 Comprehensive income:
  Net income ............      1,280,991                      1,280,991
  Foreign currency
   translation adjustments
   net of tax ...........                                       (26,922)
                                                           ------------
 Comprehensive income....                                     1,254,069
 Issuance 566,038
  Common shares from
  the treasury ..........                    20,479,229       5,000,000
 Options exercised ......                       621,968         103,779
 Stock issuance cost ....                                      (230,231)
                            ------------   ------------    ------------
Balance, Dec. 31, 1999 ..   $  3,436,401   $ (1,559,395)   $  6,988,989
                            ============   ============    ============

           See accompanying notes to consolidated financial statements

`
                                       F-6

                                 DSI TOYS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION:

      DSI Toys, Inc. (the "Company") was incorporated under the laws of the State of Texas in November 1970. The Company markets and distributes a variety of toys and children's consumer electronics both within the United States and internationally, primarily to retailers. The Company's products are manufactured primarily in the People's Republic of China.

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

   Effective May 28, 1999, the Company's Articles of Incorporation were amended to increase the authorized shares of common stock to 35,000,000 shares.

   Effective June 1, 1999, the Company consummated transactions with MVII, LLC ("MVII") pursuant to a Stock Purchase and Sale Agreement dated April 15, 1999. As a result of those transactions MVII made a total investment of $12 million in the Company's common stock, $5 million of which was paid directly to the Company for the purchase of 2,458,491 shares of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of DSI(HK) Ltd., a wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

   FISCAL YEAR

   The terms "fiscal year" and "fiscal" refer to the Company's fiscal year which is the year ending January 31 of the following calendar year mentioned (e.g., a reference to fiscal 1998 is a reference to the fiscal year ended January 31,
1999). Effective December 31, 1999, the Company changed its fiscal year end from January 31 to a calendar year end.

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

   INVENTORIES

   Inventories consist of finished goods and supplies and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. In the fiscal year ended December 31, 1999, the Company recorded a $100,000 writedown of inventory.

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

   DEBT ISSUANCE COSTS AND DEBT DISCOUNT

   Debt issuance costs and debt discount are amortized over the term of the related debt on a straight-line basis. As a result of the debt repayment using the proceeds of the Offering, in 1997 the Company recorded an extraordinary charge of $481,000 (net of tax of $270,000) related to the write-off of unamortized debt issuance and discount costs associated with the retired debt.

   ADVERTISING

   The cost of producing media advertising is capitalized as incurred and expensed in the period in which the advertisement is first shown. During interim periods, media communications costs are accrued in relation to sales when the advertising is clearly implicit in the related sales arrangement. In any event, all media communication costs are expensed in the fiscal year incurred. All other advertising costs are expensed in the period incurred. Television advertising expense totaled $275,000, $141,000 and $13.5 million during fiscal 1999, 1998 and 1997, respectively. At December 31, 1999, prepaid television advertising production costs of $108,000 are included in prepaid expenses. There were no such costs included in prepaid expenses at January 31, 1999. In fiscal 1999, the Company entered into advertising barter transactions in which the Company recorded $311,000 in advertising expenses. Management believes this amount approximates fair value.

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

   Deferred income taxes are provided on the undistributed earnings of DSI(HK) Ltd.

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

   USE OF ESTIMATES

   The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Because of the inherent uncertainties in their process, actual results could differ from such estimates. Management believes that the estimates are reasonable.

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

   Stock options and warrants are the only potentially dilutive shares the Company has outstanding at December 31, 1999. During fiscal 1999, the Company's warrants, for which the exercise price was greater than the average market price of the common shares, were included in the computation of diluted earnings per share, increasing the weighted average number of shares outstanding by 114,439 shares. The Company's remaining 996,500 shares of common stock options and warrants were not included in the calculation because the options and warrants would have been anti-dilutive. During fiscal 1998 and 1997, the Company had 1,241,888, and 1,171,888 shares, respectively, of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive.

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

NOTE 3 - ACCOUNTS RECEIVABLE:

      Accounts receivable consist of the following:

                                         DECEMBER 31, 1999   JANUARY 31, 1999
                                         ------------------  ------------------
Trade receivables ...................       $ 5,405,587        $ 2,984,619
Provisions for:
  Discounts and markdowns ...........          (728,910)        (1,383,808)
  Return of defective goods .........        (1,082,408)          (407,628)
  Doubtful accounts .................          (186,210)          (123,458)
                                            -----------        -----------
Accounts receivable, net ............       $ 3,408,059        $ 1,069,725
                                            ===========        ===========


NOTE 4 - PROPERTY AND EQUIPMENT:

      Property and equipment consist of the following:

                                                                            DECEMBER 31,             JANUARY 31,
                                            ESTIMATED USEFUL LIVES              1999                      1999
                                            ----------------------          ------------             ------------
Molds                                              3 years                  $  3,795,738             $  2,978,822
Equipment, furniture and fixtures                 5-7 years                    1,899,383                1,647,244
Leasehold improvements                      10 years or lease term             1,008,481                  997,420
Automobiles                                       3-5 years                       84,246                   84,190
                                                                            ------------             ------------
                                                                               6,787,848                5,707,676
Less: accumulated depreciation                                                 4,787,633                4,065,004
                                                                            ------------             ------------
                                                                            $  2,000,215             $  1,642,672
                                                                            ============             ============

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

      Accounts payable and accrued liabilities consist of the following:

                                          DECEMBER 31, 1999   JANUARY 31, 1999
                                          -----------------   ----------------

Trade payables ..........................     $1,299,732         $4,388,808
Accrued royalties .......................      1,164,079            776,590
Accrued compensation and commissions ....        521,836            973,441
Other ...................................        783,639            660,451
                                              ----------         ----------
                                              $3,769,286         $6,799,290
                                              ==========         ==========

NOTE 6 - NOTES PAYABLE:

      Indebtedness consists of the following:

                                                                 DECEMBER 31,            JANUARY 31,
                                                                    1999                    1999
                                                               ----------------        ---------------
Bank revolving line of credit for $10 million
   with a commercial bank collateralized by all
   of the Company's U.S. accounts receivable,
   intangibles, equipment, fixtures, and inventory
   and 65% of the common stock of DSI(HK) Ltd.,
   principal due on February 2, 2003; interest at
   prime plus .75% (9.25% at December 31, 1999) ..........        $2,373,454


Bank revolving line of credit for $10 million
   with a commercial bank collateralized by
   all of the Company's U.S. accounts receivable,
   intangibles, equipment, fixtures and inventory
   and 65% of the common stock of DSI(HK) Ltd.,
   principal due on January 22, 1999; interest
   at prime (8.5% at December 31, 1999)  .................                                 $2,528,000

Revolving bank loan drawn against an $8 million
   line of credit, collateralized by a customer's
   letter of credit and $150,000 cash, interest
   at prime (8.5% at December 31, 1999) ..................         1,297,921                  814,289

Other ....................................................            35,648                   22,908
                                                                  ----------               ----------
                                                                   3,707,023                3,365,197
Less: current portion ....................................         1,313,787                  824,675
                                                                  ----------               ----------
                                                                  $2,393,236               $2,540,522
                                                                  ==========               ==========

   On February 2, 1999, the Company replaced the previous line of credit with another revolving credit facility (the "Revolver"). The Revolver includes a $10 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, as defined in the agreement. The Revolver matures on February 2, 2003. Interest on borrowings outstanding under the Revolver is payable monthly in arrears at an annual rate equal to prime plus .75%. In addition, an unused line fee at an annual rate equal to .25% applied to the amount by which $10 million exceeds the average daily principal balance during the month and a collateral management fee of $2,000 is payable monthly.

   The Revolver contains certain restrictive covenants and conditions among which are prohibition on payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisition of assets, limitations on advances to third parties and compliance with minimum net worth amounts.

   NOTE 7 - INCOME TAXES:

   The components of income (loss) before provision for (benefit from) income taxes by fiscal year were as follows:


                               1999                 1998               1997
                           ------------        ------------        ------------
Domestic ...........       $   (408,523)       $ (3,209,516)       $(12,142,344)
Foreign ............          2,558,119           1,872,674           4,750,664
                           ------------        ------------        ------------
                           $  2,149,596        $ (1,336,842)       $ (7,391,680)
                           ============        ============        ============

      The provision for income taxes (benefit) by fiscal year is as follows:

                                                      1999           1998          1997
                                                  -----------    -----------    -----------
    Current:
           Federal ............................   $  (106,641)   $  (615,358)   $  (299,000)
           State ..............................          --             --             --
           Foreign ............................       253,829        271,358        750,677
                                                  -----------    -----------    -----------
                                                      147,188       (344,000)       451,677
                                                  -----------    -----------    -----------
    Deferred:
           Federal ............................       702,000         17,000     (2,742,000)
           State ..............................          --             --             --
           Foreign ............................        19,417         (6,000)       (39,000)
                                                  -----------    -----------    -----------
                                                      721,417         11,000     (2,781,000)
                                                  -----------    -----------    -----------
                                                      868,605       (333,000)    (2,329,323)
    Tax on Extraordinary Item (Current Federal)          --             --         (270,000)
                                                  -----------    -----------    -----------
                                                  $   868,605    $  (333,000)   $(2,599,323)
                                                  ===========    ===========    ===========

      The difference between income taxes (benefit) at the statutory federal and the effective income tax rates by fiscal year is as follows:

                                                      1999           1998          1997
                                                  -----------    -----------    -----------

    Taxes (benefit) computed at statutory rate    $   734,000    $  (364,000)   $(2,391,000)
    Expired foreign tax credits ...............        44,000           --             --
    Reserve against foreign tax credits .......        87,000           --             --
    Other, net ................................         3,605         31,000         61,677
                                                  -----------    -----------    -----------
                                                  $   868,605    $  (333,000)   $(2,329,323)
                                                  ===========    ===========    ===========

      Deferred tax assets (liabilities) are comprised of the following:

                                                          DECEMBER 31, 1999   JANUARY 31, 1999
                                                          -----------------   ----------------
    Allowance for doubtful accounts ..................        $    69,000        $    70,000
    Inventory valuation adjustments ..................             32,000             19,000
    Depreciation .....................................            105,000             97,000
    Accruals for inventory returns and markdowns .....            185,000            712,000
    Foreign and alternative minimum tax credits ......          1,403,000            973,000
    Life insurance premiums paid for shareholders ....            593,000            525,000
    Other ............................................            226,000             47,000
                                                              -----------        -----------
           Gross deferred tax assets .................          2,613,000          2,443,000
    Less valuation allowance .........................           (680,000)          (525,000)
                                                              -----------        -----------
    Net deferred tax assets ..........................          1,933,000          1,918,000
                                                              -----------        -----------
    Unremitted earnings of foreign subsidiary ........           (717,000)              --
    Depreciation .....................................           (133,340)          (113,000)
                                                              -----------        -----------
           Gross deferred tax liabilities ............           (850,340)          (113,000)
                                                              -----------        -----------
    Net deferred tax assets (liabilities) ............        $ 1,082,660        $ 1,805,000
                                                              ===========        ===========

   The Internal Revenue Service regulations restrict the utilization of U.S. net operating loss carryforwards and other tax attributes such as foreign tax credits for any company in which an "ownership change" as defined in Section 382 of the Internal Revenue Code has occurred. In June of 1999, the Company had a
Section 382 change in ownership. As a result, the Company's U.S. net operating losses and tax credits are subject to limitation of approximately $1,230,000 per year. For the current fiscal year, this limitation did not impact the Company's utilization of U.S. net operating losses and foreign tax credits.

  At December 31, 1999, the Company has $1,315,000 in foreign tax credit carryforwards which expire between December 31, 2000 through December 31, 2003. The Company also has $88,000 in alternative minimum tax credit carryforwards which do not expire. With the exception of $87,000 of foreign tax credits expiring during the tax year December 31, 2000, the Company believes that the foreign and alternative minimum tax credit carryforwards will be available to reduce future federal income tax liabilities, and has recorded the related tax benefit as non-current deferred tax asset. The Company's state net operating loss carryforward is not significant.

NOTE 8 - EMPLOYEE BENEFIT PLAN:

   The Company maintains a 401(k) Plan (the Plan) for the benefit of its U.S. employees. The Company may, at its discretion, provide funds to match employee contributions to the Plan. The Company contributed $27,000, $35,000 and $31,000 in fiscal 1999, 1998 and 1997, respectively, as employer matching contributions to employee contributions.

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

   In May 1997, the Board adopted the DSI Toys, Inc. 1997 Stock Option Plan (the 1997 Plan) whereby certain employees may be granted stock options, appreciation rights or awards related to the Company's common stock. Additionally, the Company may grant nonstatutory stock options to nonemployee board members. The Board authorized 600,000 shares to be available for grant pursuant to the 1997 Plan. Options expire no later than ten years from the date of grant.

   Additional awards may be granted under the 1997 Plan in the form of cash, stock or stock appreciation rights. The stock appreciation right awards may consist of the right to receive payment in cash or common stock. Any award may be subject to certain conditions, including continuous service with the Company or achievement of business objectives.

   In May 1999, the 1997 Plan was amended to authorize 900,000 shares to be available for grant.

   A summary of the option activity under the 1997 Plan, as amended, follows:

                                                                 NUMBER OF         WEIGHTED AVERAGE
                                                            OUTSTANDING OPTIONS      OPTION PRICE
                                                           ---------------------   -----------------
    Options outstanding at January 31, 1997 ...........               --
      Granted .........................................            533,000              $8.00
                                                                ----------
    Options outstanding at January 31, 1998 ...........            533,000               8.00
      Granted .........................................             82,000               1.41
      Surrendered .....................................            (12,000)              8.00
                                                                ----------
    Options outstanding at January 31, 1999 ...........            603,000               7.10
      Granted .........................................            685,500               3.13
      Exercised .......................................            (74,666)              1.39
      Surrendered .....................................           (467,334)              7.73
                                                                ----------
    Options outstanding at December 31, 1999 ..........            746,500               3.63
                                                                ==========

   The weighted average fair value at date of grant for options granted during fiscal 1999, 1998 and 1997 was $3.13, $1.41 and $8.00, respectively. Vesting periods for options granted range from immediate to seven years from the date of grant in increments between 5% and 90% per year.

   Options outstanding at December 31, 1999 are as follows:


                                                 WEIGHTED           WEIGHTED                              WEIGHTED
                               NUMBER OF          AVERAGE            AVERAGE          NUMBER OF            AVERAGE
                             OUTSTANDING         EXERCISE           REMAINING        EXERCISABLE          EXERCISE
     OPTION PRICE              OPTIONS            PRICE          CONTRACTUAL LIFE      OPTIONS             PRICE
   -----------------       ---------------    --------------   --------------------  ------------       ------------
    $3.125 - 3.25              669,500             3.13                 10                 -                  -
     8.00                       77,000             8.00                  8              20,300              8.00
                              --------                                                --------
                               746,500                                                  20,300
                              ========                                                ========

   The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized by the Company for this plan. The following unaudited pro forma data is calculated as if compensation cost for the 1997 Plan was determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123 for fiscal years 1999, 1998 and 1997:

                                                                     1999                1998                 1997
                                                                -------------       -------------        -------------
    Pro forma net earnings (loss) ...........................   $   1,000,150       $  (1,589,283)       $  (5,950,660)
    Pro forma basic earnings (loss) per common share ........            0.13               (0.26)               (1.14)
    Pro forma diluted earnings (loss) per common share ......            0.13               (0.26)               (1.14)


   The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-repricing model with the following weighted average assumptions used for grants in fiscal 1999, 1998 and 1997: expected volatility of 104% in fiscal 1999, 80% in fiscal 1998 and 70% in 1997, risk-free interest rate of 4.64% to 6.52%, no dividend yield and an expected life of seven years.

NOTE 10 - RELATED PARTY TRANSACTIONS:

   The Company leases its office and warehouse in Houston from an entity owned by the previous sole shareholder of the Company. Rent expense on these leases was $199,000 for fiscal 1999 and $217,000 each year for fiscal 1998 and 1997. Management believes that the rental rates approximate fair market value.

   In connection with a recapitalization in 1995, the Company paid a director the sum of $240,000 in three equal payments on January 1, 1998, 1997 and 1996.

   On June 11, 1999, the Company entered into a consulting agreement with a director (and former CEO), for a term of three years. Compensation for the three year term is $450,000 payable in equal monthly installments of $12,500.

   On January 7, 2000, the Company borrowed $5,000,000 from MVII, LLC (a California limited liability company controlled by the Chairman, and including certain other directors) evidenced by a Promissory Note. The Note, which bears interest at a rate of prime plus 2% per annum, requires monthly interest payments from the date of the Note and principal payments beginning June 1, 2000, subject to subordination terms of the Revolver (Note 6).

   Also on January 7, 2000, as discussed on Note 15, the Company merged with Meritus Industries, Inc. Pursuant to the merger terms, one of Meritus' primary shareholders was subsequently elected to the Board. In addition to the stock received in the transaction, the shareholder received $1.1 million in cash ($300,000 paid in 1999), and a note receivable for $1.7 million. The note, bearing interest at 10.0375% per annum, requires quarterly principal and interest payments beginning April 1, 2000.

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

   The Company leases its facilities under various operating leases which expire from 2001 to 2010. Rent expense, including amounts paid to a related party, for fiscal 1999, 1998, and 1997 amounted to $573,000, $625,000 and $693,000, respectively. Aggregate minimum rental commitments under noncancelable leases are as follows for the specified fiscal years:

   2000                                  $   798,512
   2001                                      583,612
   2002                                      389,768
   2003                                      167,316
                                         -----------
                                         $ 1,939,208
                                         ===========

   Royalty expense under licensing agreements aggregated $1,829,000, $1,298,000 and $3,069,000, in fiscal 1999, 1998 and 1997, respectively. At December 31, 1999, minimum guaranteed royalties payable under these agreements in fiscal 2000 and thereafter through 2002 of $297,000 and $408,000, respectively, are included in accrued royalties payable and prepaid expenses and other assets.

   The Company pays insurance premiums for certain life insurance policies owned by the Tommy and JoBeth Moss Joint Life Insurance Trust, (the "Trust"), and is entitled to repayment of the advanced premiums, plus related cumulative interest, upon the death of JoBeth Moss. These premiums are recorded as general and administrative expense and amounted to approximately $243,000, $265,000 and $357,000 for fiscal 1999, 1998, and 1997, respectively. Premium payments of $265,000 annually are to be made by the Company until the death of Jo Beth Moss. Based upon the actuarially determined life of Jo Beth Moss (through 2022), estimated remaining payments to the Trust by the Company would total approximately $5,800,000 at December 31, 1999.

NOTE 12 - SEGMENT INFORMATION:

   The Company designs, develops, markets and distributes a variety of toys and children's consumer electronics. These product lines are grouped into three major categories which represent the Company's operating segments, as follows:

   Juvenile audio products, including walkie-talkies, pre-school audio products, pre-teen audio products and musical toys; girls' toys, including dolls, play sets and accessories; and boys' toys, including radio control vehicles, action figures and western and military action toys.

   These operating segments all have similar economic characteristics: the marketing of children's products. Based on these similarities, the Company's products can be aggregated into one reportable segment for purposes of this disclosure.

   The Company sells its products through (i) the Hong Kong operation, where products are shipped directly from contract manufacturers to the Company's customers, and (ii) the United States operation, where products are shipped from the Company's warehouse in Houston to its customers.

   Financial information for fiscal 1999, 1998, and 1997 for the U.S. and Hong Kong operations is as follows:

                                                       UNITED STATES         HONG KONG         CONSOLIDATED
                                                      ---------------      --------------     --------------
    FISCAL 1999:

      Net sales ................................       $ 16,419,628        $ 31,140,396        $ 47,560,024
      Operating income (loss) ..................         (1,527,874)          4,139,162           2,665,288
      Depreciation expense .....................            265,790             463,161             728,951
      Capital expenditures .....................            256,354             831,092           1,087,446
      Total assets at fiscal year end ..........         11,134,140           3,893,226          15,027,366

    FISCAL 1998:

      Net sales ................................       $ 14,817,505        $ 37,905,012        $ 52,722,517
      Operating income (loss) ..................         (4,376,009)          3,807,193            (568,816)
      Depreciation expense .....................            275,147             295,632             570,779
      Capital expenditures .....................            255,940             705,364             961,304
      Total assets at fiscal year end ..........          7,894,703           3,516,076          11,410,779

    FISCAL 1997:

      Net sales ................................       $ 28,550,033        $ 45,074,365        $ 73,624,398
      Operating income .........................         (9,079,471)          2,815,890          (6,263,581)
      Depreciation expense .....................            266,914             394,603             661,517
      Capital expenditures .....................            294,613             432,078             726,691
      Total assets at fiscal year end ..........         16,792,866           3,135,853          19,928,719


   Sales to major customers that exceeded 10% of the Company's total net sales consist of the following for the specified fiscal years:


                                          1999          1998          1997
                                       ------------  ------------  ------------
   Wal-Mart                                 21%           19%           17%
   Toys "R" Us                               7%           11%           22%
   Kmart                                     2%            4%           10%


   Approximately 23% of the Company's sales were exports to foreign countries during fiscal 1999 and 21% and 19% during fiscal 1998 and 1997, respectively.


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION:

   Additional cash flow information by fiscal year is as follows:

                                                             1999            1998             1997
                                                         -----------      -----------      -----------
    Cash paid (received) for:
           Interest ...............................      $   334,932      $   614,150      $   379,063
           Income taxes ...........................           (8,636)      (1,149,829)       1,139,929
    Noncash activities included the following:
           Accounts receivable write-off ..........      $     2,777      $    63,946      $    45,932

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                FISCAL QUARTER ENDED
                                                        -----------------------------------------------------------------------
                                                           4/30/99            7/31/99            10/31/99            12/31/99
                                                        ------------        ------------       ------------        ------------
    Net sales ...................................       $  3,927,695        $ 14,646,943       $ 22,466,132        $  6,519,254
    Operating income (loss) .....................           (631,394)            472,609          2,867,621             (43,548)
    Income (loss) before income taxes ...........           (741,246)            373,555          2,672,381            (155,094)
    Net income (loss) ...........................           (498,285)            215,188          1,686,437            (122,349)
    Basic earnings (loss) per share .............       $      (0.08)       $       0.03       $       0.20        $      (0.01)
    Diluted earnings (loss) per share ...........       $      (0.08)       $       0.03       $       0.19        $      (0.01)


                                                                                FISCAL QUARTER ENDED
                                                        -----------------------------------------------------------------------
                                                           4/30/98            7/31/98            10/31/98            12/31/98
                                                        ------------        ------------       ------------        ------------
    Net sales ...................................       $  5,926,126        $ 17,524,808       $ 24,563,262        $  4,708,321
    Operating income (loss) .....................           (863,056)            560,582          2,399,965          (2,666,307)
    Income (loss) before income taxes ...........         (1,074,380)            375,941          2,150,012          (2,788,415)
    Net income (loss) ...........................           (711,490)            205,401          1,363,435          (1,861,188)
    Basic earnings (loss) per share .............       $      (0.12)       $       0.03       $       0.23        $      (0.31)
    Diluted earnings (loss) per share ...........       $      (0.12)       $       0.03       $       0.23        $      (0.31)



                                                                                FISCAL QUARTER ENDED
                                                        -----------------------------------------------------------------------
                                                           4/30/97            7/31/97            10/31/97            12/31/97
                                                        ------------        ------------       ------------        ------------

    Net sales ...................................       $  7,427,707        $ 24,382,768       $ 30,018,242        $ 11,795,681
    Operating income (loss) .....................           (360,251)          2,712,958         (6,125,635)         (2,490,653)
    Income (loss) before income taxes
      and extraordinary item ....................           (817,249)          2,463,949         (6,361,988)         (2,676,392)
    Net income (loss) ...........................           (547,107)          1,039,167         (4,095,560)         (1,939,611)
    Basic earnings (loss) per share .............       $      (0.16)       $       0.19       $      (0.68)       $      (0.32)
    Diluted earnings (loss) per share ...........       $      (0.16)       $       0.19       $      (0.68)       $      (0.32)


NOTE 15 - SUBSEQUENT EVENT:

      On January 7, 2000 the Company acquired Meritus Industries, Inc. ("Meritus") by way of a merger. Pursuant to the terms of the merger, Meritus was merged with and into the Company, with DSI being the surviving company in the merger. In the merger transaction, the Company acquired all of the issued and outstanding stock of Meritus for 600,000 shares of the Company's common stock, $1.1 million in cash and a note for $1.7 million paid to the shareholders of Meritus. The note, bearing interest at 10.0375% per annum, requires quarterly principal and interest payments beginning April 1, 2000. Contemporaneously with the merger, DSI satisfied $4.4 million of Meritus' debt.

      In connection with the acquisition of Meritus, the Company borrowed $5,000,000 from MVII, LLC evidenced in a promissory note dated January 7, 2000. The Note bears interest at a rate of prime plus 2%, matures on July 1, 2004, and is subordinated to the Revolver. The proceeds from the Note were used primarily to facilitate the merger, including the satisfaction of the Meritus debt discussed above.

                          DSI TOYS, INC. AND SUBSIDIARY

         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (SCHEDULE II)

                                 (IN THOUSANDS)

                                          BALANCE AT      CHARGED TO                     BALANCE AT     CHARGED TO
                                           JANUARY        COSTS AND                       JANUARY       COSTS AND
         DESCRIPTION                       31, 1997       EXPENSES       DEDUCTIONS       31, 1998      EXPENSES
        -------------                    ------------    ------------   ------------    ------------   ------------
Reserves deducted
  from assets:

    Trade receivables .............            105            145             (46)            204             (17)

    Discounts and
      markdowns ...................            771          2,447          (1,261)          1,957           1,559

    Return of defective
      goods .......................            217          2,617          (2,004)            830           2,416

    Inventory .....................
                                            ------         ------          ------          ------          ------
                                             1,093          5,209          (3,311)          2,991           3,958
                                            ======         ======          ======          ======          ======


                                                           BALANCE AT       CHARGED TO                     BALANCE
                                                            JANUARY         COSTS AND                    AT DECEMBER
         DESCRIPTION                      DEDUCTIONS       31, 1999         EXPENSES     DEDUCTIONS        31, 1999
        -------------                    ------------     ------------    ------------  ------------    -------------

Reserves deducted
  from assets:

    Trade receivables .............            (64)            123              66             (3)            186

    Discounts and
      markdowns ...................         (2,132)          1,384           1,041         (1,696)            729

    Return of defective
      goods .......................         (2,838)            408           2,400         (1,726)          1,082

    Inventory .....................                                            100                            100
                                            ------          ------          ------         ------          ------
                                            (5,034)          1,915           3,607         (3,425)          2,097
                                            ======          ======          ======         ======          ======

                                  EXHIBIT INDEX

    2.1 Articles/Certificate of Merger of Meritus Industries, Inc. into the Company, dated January 7, 2000 (filed as Exhibit 2.2 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

    3.1       Amended and Restated Articles of Incorporation of the Company. (1)

    3.1.1 Amendment to Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1.1 to the Company's Form 10-Q for the quarterly period ended April 30, 1999), incorporated herein by reference.

    3.2       Amended and Restated Bylaws of the Company. (1)

    3.3       Amendment to Amended and Restated Bylaws of the Company. (1)

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

    10.11 Second Amendment to Bank One Letter Loan Agreement, dated August 1, 1996. (1)

    10.12 Third Amendment to Bank One Letter Loan Agreement, dated November 14, 1996. (1)

    10.13 Fourth Amendment to Bank One Letter Loan Agreement, dated January 31, 1997. (1)

    10.14 Fifth Amendment to Bank One Letter Loan Agreement, dated January 31, 1997. (1)

    10.15 Line of Credit Facility with State Street Bank and Trust Company, Hong Kong Branch, dated April 1, 1997, evidencing a $5,000,000 line of credit. (1)

    10.16 Underwriting Agreement dated May 28, 1997 among the Company, the Tommy Moss Living Trust, Hibernia Corporation and Tucker Anthony Incorporated and Sutro & Co. Incorporated (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended April 30, 1997), incorporated herein by reference.

    10.17 Warrant Agreement dated May 28, 1997 by and among the Company, Tucker Anthony Incorporated and Sutro & Co. Incorporated (filed as
              Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended April 30, 1997), incorporated herein by reference.

    10.18 Renewal and Modification of Line of Credit Facility with State Street Bank and Trust Company, Hong Kong Branch, dated June 6, 1997, evidencing an $8,000,000 line of credit (filed as Exhibit
              10.1 to the Company's Form 10-Q for the quarterly period ended July 31, 1997), incorporated herein by reference.

    10.19 Debenture by DSI(HK) Limited to State Street Bank and Trust Company, Hong Kong Branch, dated July 29, 1997 (filed as Exhibit
              10.2 to the Company's Form 10-Q for the quarterly period ended July 31, 1997), incorporated herein by reference.

    10.20 Amended and Restated Bank One Letter Loan Agreement, dated October 22, 1997 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended October 31, 1997), incorporated herein by reference.

    10.21 First Amendment to Amended and Restated Bank One Letter Loan Agreement, dated January 31, 1998 (filed as Exhibit 10.21 to the Company's Form 10-K for the annual period ended January 31, 1998), incorporated herein by reference.

    10.22 Second Amendment to Amended and Restated Bank One Letter Loan Agreement, dated September 30, 1998 (filed as Exhibit 10.22 to the Company's Form 10-Q for the quarterly period ended October 31,
              1998), incorporated herein by reference.

    10.23 Employment Agreement dated August 20, 1998 by and between the Company and Howard G. Peretz. (2)

    10.24 Loan and Security Agreement by and between the Company and Sunrock Capital Corp. dated February 2, 1999. (2)

    10.25 Stock Pledge Agreement by and between the Company and Sunrock Capital Corp. dated February 2, 1999. (2)

    10.26 Assignment of Deposit Account by and between the Company and Sunrock Capital Corp. dated February 2, 1999. (2)

    10.27 Trademark Security Agreement by and between the Company and Sunrock Capital Corp. dated February 2, 1999. (2)

    10.28 Patent Collateral Assignment by and between the Company and Sunrock Capital Corp. dated February 2, 1999. (2)

    10.29 Stock Purchase and Sale Agreement dated April 15, 1999 by and between the Company and MVII, LLC (filed as Exhibit 2 to the Company's Schedule 14D-9 filed by the Company on April 22, 1999), incorporated herein by reference.

    10.30 Stock Purchase and Sale Agreement, dated April 15, 1999, between the Company and MVII, LLC (filed as Exhibit 99.2 to the Schedule 14D-9 filed by the Company on April 22, 1999), incorporated herein by reference.

    10.31 Shareholders' and Voting Agreement dated April 15, 1999, by and among the Company, MVII, LLC, certain management shareholders of the Company and a limited partnership controlled by a management shareholder (filed as Exhibit 99.4 to the Schedule 14D-9 filed by the Company on April 22, 1999), incorporated herein by reference.

    10.32 Registration Rights Agreement dated April 15, 1999, by and among the Company, MVII, LLC, certain management shareholders of the company and a limited partnership controlled by a management shareholder (filed as Exhibit 99.5 to the Schedule 14D-9 filed by the Company on April 22, 1999), incorporated herein by reference.

    10.33 Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Conrad. (3)

    10.34     Irrevocable Proxy dated April 15, 1999, between MVII, LLC and
              Davis. (3)

    10.35 Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Matlock. (3)

    10.36 Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Rust Capital. (3)

    10.37     Irrevocable Proxy dated April 15, 1999, between MVII, LLC and
              Smith. (3)

    10.38 Consulting Agreement dated June 1, 1999, between the Company and Davis. (3)

    10.39 Amendment dated May 5, 1999, to Loan and Security Agreement, dated as of February 2, 1999, by and between Sunrock Capital Corp. and the Company. (3)

    10.40 Amendment No. 1 dated June 30, 1999, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company.
              (4)

    10.41 Employment Agreement dated June 17, 1999 by and between the Company and Michael J. Lyden. (4)

    10.42 Employment Agreement dated June 1, 1999, by and between the Company and Joseph S. Whitaker. (4)

    10.43     Amendment to 1997 Stock Option Plan dated May 24, 1999. (4)

    10.44 Restated Employment Agreement dated December 31, 1999, by and between DSI(HK) Limited and Yau Wing Kong.

    10.45 Agreement and Plan of Merger between Meritus Industries, Inc. et al, and the Company, dated October 7, 1999 (filed as Exhibit 10.45 to the Company's Form 10-Q for the quarterly period ended October 31, 1999), incorporated herein by reference.

    10.46 Closing and Holdback Agreement dated January 7, 2000, by and between the Company and Meritus Industries, Inc., et al. (filed as Exhibit 2.3 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

    10.47 Shareholders' and Voting Agreement dated January 7, 2000, by and among the Company, MVII, LLC and Walter S. and Susan Reiling (filed as Exhibit 10.1 to the Company's Form 8-K dated January 7,
              2000), incorporated herein by reference.

    10.48 Limited Irrevocable Proxy dated January 7, 2000, between MVII, LLC and Walter S. and Susan Reiling (filed as Exhibit 10.2 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

    10.49 Registration Rights Agreement dated January 7, 2000, by and between the Company and Walter S. and Susan Reiling (filed as
              Exhibit 10.3 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

    10.50 Subordinated Secured Promissory Note dated January 7, 2000, from the Company to Walter S. and Susan Reiling (filed as Exhibit 10.4 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

    10.51 Promissory Note dated January 7, 2000, from the Company to MVII, LLC (filed as Exhibit 10.5 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

    10.52 Amendment No. 2 dated January 7, 2000, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.6 to the Company's Form 8-K dated January 7,
              2000), incorporated herein by reference.

    10.53 Employment Agreement dated January 7, 2000, by and between the Company and Beth Reiling (filed as Exhibit 10.7 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

    10.54 Employment Agreement dated January 7, 2000, by and between the Company and Joseph Reiling (filed as Exhibit 10.8 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

    21        Subsidiaries. *

    27        Financial Data Schedule. *

(1) Filed as a part of the Registrant's Registration Statement on Form S-1 (No. 333-23961) and incorporated herein by reference.

(2) Filed as the indicated numbered exhibit to the Company's Form 10-K for the annual period ended January 31, 1999, and incorporated herein by reference.

(3) Filed as the indicated numbered exhibit to the Company's Form 10-Q for the quarterly period ended April 30, 1999, and incorporated herein by reference.

(4) Filed as the indicated numbered exhibit to the Company's Form 10-Q for the quarterly period ended July 31, 1999, and incorporated herein by reference.


*    Filed herewith.