Form 10-Q
period 2000-03-31
DSI TOYS INC
filed 2000-05-15
CIK 1034257

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 10, 2000, 9,066,365 shares of common stock par value $.01 per share, of DSI Toys, Inc. were outstanding.

                              TABLE OF CONTENTS

                                                                            PAGE

                        PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of March 31, 2000 and December 31, 1999 1 Consolidated Statement of Operations for the Three Months Ended
           March 31, 2000 and April 30, 1999.................................  2
        Consolidated Statement of Cash Flows for the Three Months Ended
           March 31, 2000 and April 30, 1999.................................  3
        Consolidated Statement of Shareholders' Equity.......................  5
        Notes to Consolidated Financial Statements...........................  6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS................................................  8

                         PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.................................................... 12

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS ............................ 12

Item 5. OTHER INFORMATION.................................................... 12

Item 6. EXHIBITS AND REPORTS ON FORM 8-K..................................... 13

Signatures................................................................... 14

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                     MARCH 31,     DECEMBER 31,
                                                       2000           1999
                                                   ------------    ------------
                                                    (Unaudited)
                    ASSETS

Current Assets:
   Cash ........................................   $    276,146    $    478,970
   Restricted cash .............................        150,000         150,000
   Accounts receivable, net ....................      1,142,749       3,408,059
   Inventories .................................      5,583,351       5,695,240
   Prepaid expenses ............................      1,450,284       1,383,644
   Deferred income taxes .......................      1,032,347         314,000
                                                   ------------    ------------
        Total current assets ...................      9,634,877      11,429,913

Property and equipment, net ....................      2,732,243       2,000,215
Deferred income taxes ..........................        902,000         902,000
Other assets ...................................        895,337         695,237
Goodwill, net ..................................     10,135,514
                                                   ------------    ------------
                                                   $ 24,299,971    $ 15,027,365
                                                   ============    ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities ....   $  4,896,338    $  3,769,286
   Current portion of long-term debt ...........        660,899       1,313,787
   Current portion of long-term debt due to a
     related party .............................      1,174,485
   Income taxes payable ........................        335,088         428,727
                                                   ------------    ------------
        Total current liabilities ..............      7,066,810       5,511,800

Long-term debt .................................      4,082,851       2,393,236
Long-term debt due to a related party ..........      5,515,515
Deferred income taxes ..........................        133,340         133,340
                                                   ------------    ------------
        Total liabilities ......................     16,798,516       8,038,376
Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized,none issued or outstanding
   Common stock, $.01 par value, 35,000,000
     shares authorized
      9,066,365 and 8,719,000 shares issued;
      9,066,365 and 8,533,157 shares authorized...       90,664          87,190
   Additional paid-in capital ..................      5,173,465       4,934,919
   Common stock warrants .......................        102,500         102,500
   Accumulated other comprehensive loss ........        (24,662)        (12,626)
   Retained earnings ...........................      2,159,488       3,436,401
                                                   ------------    ------------
                                                      7,501,455       8,548,384
   Less:  Treasury stock, 185,843 shares,
          at cost...............................                     (1,559,395)
                                                   ------------    ------------
        Total shareholders' equity .............      7,501,455       6,988,989
                                                   ------------    ------------
                                                   $ 24,299,971    $ 15,027,365
                                                   ============    ============

         See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                 ------------------------------
                                                  MARCH 31,          APRIL 30,
                                                    2000                1999
                                                 -----------        -----------
Net sales ................................       $ 6,914,462        $ 3,927,695
Cost of goods sold .......................         5,309,299          2,859,191
                                                 -----------        -----------
Gross profit .............................         1,605,163          1,068,504
Selling, general and
  administrative expenses ................         3,340,630          1,699,898
                                                 -----------        -----------
Operating loss ...........................        (1,735,467)          (631,394)
Interest expense .........................          (269,983)          (119,229)
Other income .............................            10,191              9,377
                                                 -----------        -----------
Loss before income taxes .................        (1,995,260)          (741,246)
Benefit from income taxes ................           718,347            242,961
                                                 -----------        -----------
Net loss .................................       $(1,276,913)       $  (498,285)
                                                 ===========        ===========
BASIC EARNINGS PER SHARE
     Loss per share ......................       $     (0.14)       $     (0.08)
                                                 ===========        ===========
     Weighted average shares .............         9,014,147          6,095,400
                                                 ===========        ===========
DILUTED EARNINGS PER SHARE
     Loss per share ......................       $     (0.14)       $     (0.08)
                                                 ===========        ===========
     Weighted average shares
       outstanding .......................         9,014,147          6,095,400
                                                 ===========        ===========

         See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                     --------------------------
                                                      MARCH 31,      APRIL 30,
                                                        2000           1999
                                                     -----------    -----------
Cash flows from operating activities:
     Net loss ....................................   $(1,276,913)   $  (498,285)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
         Depreciation and amortization ...........       393,964        108,571
         Amortization and write-off of
            debt discount and issuance costs .....         8,514         10,036
         Amortization of goodwill ................       127,813
         Provision for doubtful accounts .........        35,355          4,420
         Gain on sale of equipment ...............          --             (988)
         Deferred income taxes ...................      (718,347)      (189,492)
         Changes in assets and liabilities, net
           of effects of acquisition:
            Accounts receivable ..................     3,153,146         (1,462)
            Inventories ..........................       149,658        234,498
            Income taxes (payable) ...............       (93,639)       (44,916)
            Prepaid expenses .....................      (217,197)      (287,083)
            Accounts payable and accrued
              liabilities ........................    (6,348,120)    (1,167,284)
                                                     -----------    -----------
               Net cash (used) by operating
                 activities ......................    (4,785,766)    (1,831,985)

Cash flows from investing activities:
      Cash used for acquisition of Meritus .......      (884,034)          --
      Capital expenditures .......................      (377,262)      (242,614)
      Proceeds from sale of equipment ............          --            3,787
      Increase in other assets ...................      (215,453)       (74,490)
                                                     -----------    -----------
               Net cash used in investing
                 activities ......................    (1,476,749)      (313,317)

Cash flows from financing activities:
      Net borrowing under revolving lines of ....      1,689,615        474,521
      Net payments on long-term debt .............      (652,888)        24,368
      Borrowings of long-term debt due to a
      related party...............................     5,000,000           --
      Net proceeds from issuance of common stock..          --        1,200,000
      Debt and stock issue refunds (costs) .......        35,000        (85,433)
                                                     -----------    -----------
               Net cash provided by financing
                 activities ......................     6,071,727      1,613,456

Effect of exchange rate changes on cash ..........       (12,036)        (2,275)
                                                     -----------    -----------
Net decrease in cash .............................      (202,824)      (534,121)
Cash and cash equivalents, beginning of period ...       478,970        554,197
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $   276,146    $    20,076
                                                     ===========    ===========

         See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                     MARCH 31,       APRIL 30,
                                                        2000            1999
                                                    ------------    ------------
Supplemental disclosure of cash flow

Acquisition of Meritus:
  Property, plant and equipment acquired ........   $   (748,730)
  Accounts receivable and other assets acquired..       (838,564)
  Liabilities assumed ...........................      7,475,172
  Note payable issued to the Reilings ...........      1,690,000
  Common stock issued
    (including treasury shares)..................      1,801,415
  Goodwill resulting from Meritus acquisition ...    (10,263,327)
                                                    ------------
  Net cash paid for Meritus acquisition .........   $   (884,034)
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

                                                                         DSI TOYS, INC.
                                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                         (Unaudited)

                                                                          ACCUMULATED
                                COMMON STOCK       ADDITIONAL               OTHER
                             ------------------     PAID-IN              COMPREHENSIVE     RETAINED    TREASURY
                               SHARES    AMOUNT     CAPITAL    WARRANTS     INCOME         EARNINGS      STOCK        TOTALS
                             ---------  -------  ------------  --------  -------------   -----------  ------------  -----------
Balance, January 31, 1999    8,719,000  $87,190  $ 21,162,568  $102,500  $      14,296   $ 2,155,410  $(22,660,592) $   861,372

   Comprehensive income:
     Net income...........                                                                 1,280,991                  1,280,991
     Foreign currency
       translation adj
       net of tax ........        --       --            --        --          (26,922)         --            --        (26,922)
                                                                                                                    -----------
   Comprehensive income: .        --       --            --        --             --            --            --      1,254,069
   Issuance of 2,458,491
       common shares from
       the treasury ......        --       --     (15,479,229)     --             --            --      20,479,229    5,000,000
   Options exercised .....        --       --        (518,189)     --             --            --         621,968      103,779
   Stock issuance cost ...        --       --        (230,231)     --             --            --            --       (230,231)
                             ---------  -------  ------------  --------  -------------   -----------  ------------  -----------
Balance, December 31, 1999   8,719,000   87,190     4,934,919   102,500        (12,626)    3,436,401    (1,559,395)   6,988,989
   Comprehensive loss:
     Net loss.............                                                                (1,276,913)         --     (1,276,913)
     Foreign currency
       translation adj ...
       net of tax ........        --       --            --        --          (12,036)         --            --        (12,036)
                                                                                                                    -----------
   Comprehensive loss ....        --       --            --        --             --            --            --     (1,288,949)
   Issuance of 347,365
       common shares and
       185,843 shares from
       the treasury ......     347,365    3,474       238,546      --             --            --       1,559,395    1,801,415
                             ---------  -------  ------------  --------  -------------   -----------  ------------  -----------
Balance, March 31, 2000 ..   9,066,365  $90,664  $  5,173,465  $102,500  $     (24,662)  $ 2,159,488          --    $ 7,501,455
                             =========  =======  ============  ========  =============   ===========  ============  ===========

         See accompanying notes to consolidated financial statements.

                                DSI TOYS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

1.    BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DSI Toys, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items. Management also believes that the Statement of Operations' three month comparison of the calendar quarter ending March 31, 2000 to its prior year fiscal quarter ending April 30, 1999 is not misleading. Recasting of the prior year information to the calendar quarter ending March 31, 1999 would not be cost effective and would not produce any materially different comparative operating results.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year ending December 31, 2000.

2.    ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                    MARCH 31,      DECEMBER 31,
                                                      2000            1999
                                                   -----------     ------------
Trade receivables .............................    $ 3,352,068     $  5,405,587
Provisions for:
  Discounts and markdowns .....................       (921,430)        (728,910)
  Return of defective goods ...................     (1,117,889)      (1,082,408)
  Doubtful accounts ...........................       (170,000)        (186,210)
                                                   -----------     ------------
Accounts receivable, net ......................    $ 1,142,749     $  3,408,059
                                                   ===========     ============

3.    SEGMENT INFORMATION

      Financial information for the three months ended March 31, 2000 and April 30, 1999 is as follows:



                                     UNITED STATES    HONG KONG    CONSOLIDATED
                                     -------------   -----------   ------------
Three months ended March 31, 2000:
   Net sales .....................   $   3,022,320   $ 3,892,142   $  6,914,462
   Operating loss ................      (1,684,636)      (50,831)    (1,735,467)
   Total assets at March 31, 2000       20,546,958     3,753,013     24,299,971

Three months ended April 30, 1999
   Net sales .....................   $   2,053,675   $ 1,874,020   $  3,927,695
   Operating loss ................        (400,378)     (231,016)      (631,394)
   Total assets at April 30, 1999        8,331,791     3,065,905     11,397,696

4.    BUSINESS COMBINATION

      On January 7, 2000, the Company acquired by way of a merger all of the issued and outstanding stock of Meritus Industries, Inc. ("Meritus") in exchange for (i) 600,000 unregistered shares of the Company's common stock, less 66,792 shares of the Company's common stock, which shares are currently held by the Company and payable to Walter and Susan Reiling ("the Reilings") upon satisfaction of certain post-closing conditions as set forth in the Closing and Holdback Agreement between the parties; (ii) $884,034 in cash; and (iii) the Company's Subordinated Secured Promissory Note for $1,690,000 paid to the Reilings, who were the sole shareholders of Meritus. The market value of the shares issued was $1,801,415 and was satisfied by the issuance of 347,365 shares of new stock and 185,843 shares in treasury stock. The note, bearing interest at 10.0375% per annum, requires quarterly principal and interest payments beginning April 1, 2000, and matures on January 7, 2005. Contemporaneously with the merger, the Company satisfied approximately $4.4 million of Meritus' debt.

      The acquisition was accounted for utilizing the purchase method; therefore the Company recorded the acquired assets at their estimated fair market value. Goodwill generated by the transaction is being amortized over 20 years using the straight-line method.

      To facilitate the merger, the Company borrowed $5,000,000 from MVII, LLC evidenced by a promissory note dated January 7, 2000. The note bears interest at a rate of prime plus 2%, matures on July 1, 2004, and is subordinated to senior debt of the Company. The proceeds from the note were used primarily to facilitate the Company's merger with Meritus, including payment of the Meritus debt discussed above.

      PRO FORMA RESULTS OF OPERATIONS

      Presented below is a pro forma statement of operations for the fiscal quarter ending April 30, 1999. The pro forma reflects the combined operations of the Company and Meritus as if the merger of the Company and Meritus occurred on February 1, 1999.

                                                 DSI          MERITUS      COMBINED
                                             (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
                                             -----------    -----------   -----------
   Net sales .............................   $ 3,927,695    $ 1,356,960   $ 5,284,655

   Net income ............................      (498,285)      (729,645)   (1,227,930)

   Basic loss per share
     Loss per share ......................          (.08)                        (.18)
                                             ===========                  ===========
     Weighted average shares outstanding .     6,095,400                    6,628,608
                                             ===========                  ===========
   Diluted loss per share
     Loss per share ......................          (.08)                        (.18)
                                             ===========                  ===========
     Weighted average shares outstanding .     6,095,400                    6,628,608
                                             ===========                  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: STATEMENTS IN THIS REPORT THAT ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT PLANS AND EXPECTATIONS REGARDING PRODUCTS AND OPPORTUNITIES, DEMAND AND ACCEPTANCE OF NEW AND EXISTING PRODUCTS, CAPITAL RESOURCES AND FUTURE FINANCIAL CONDITION AND RESULTS ARE FORWARD-LOOKING. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED. THESE UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, CHANGING CONSUMER PREFERENCES, LACK OF SUCCESS OF NEW PRODUCTS, LOSS OF THE COMPANY'S CUSTOMERS, COMPETITION, AND OTHER FACTORS DISCUSSED IN THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1999.

      EXCEPT AS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" REFER TO DSI TOYS, INC. AND ITS WHOLLY OWNED SUBSIDIARIES, DSI (HK) LIMITED, MERITUS INDUSTRIES LIMITED, RSP PRODUCTS LIMITED, AND ELITE DOLLS LIMITED (COLLECTIVELY, "DSI (HK)"). THE TERMS "FISCAL YEAR" AND "FISCAL" REFER TO THE COMPANY'S FISCAL YEAR, WHICH IS THE YEAR ENDING DECEMBER 31 OF THE CALENDAR YEAR MENTIONED. THE COMPANY CHANGED ITS FISCAL YEAR FROM A JANUARY 31 YEAR-END TO A DECEMBER 31 YEAR-END DURING 1999. THEREFORE, REFERENCES TO FISCAL YEARS 1998 AND PRIOR REFER TO THE COMPANY'S FISCAL YEAR ENDED JANUARY 31 OF THE FOLLOWING CALENDAR YEAR MENTIONED. ACCORDINGLY, A REFERENCE TO FISCAL 1998 IS A REFERENCE TO THE PERIOD ENDING JANUARY 31, 1999. A REFERENCE TO FISCAL 1999 IS A REFERENCE TO THE ELEVEN MONTH PERIOD ENDING DECEMBER 31, 1999.

GENERAL

      The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere herein.

      The Company designs, develops, markets and distributes toys and children's consumer electronics. Core product categories are (i) juvenile audio products, including walkie-talkies, pre-teen audio products and musical toys; (ii) girls' toys, including dolls, play sets and accessories; and (iii) boys' toys, including construction sets, radio control vehicles, and western and military toys. Historically, the majority of the Company's sales have been made to customers based in the United States. All of the Company's international sales are denominated in United States dollars. Therefore, the Company is not subject to exchange rate risk with respect to international sales.

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

      On January 7, 2000, the Company acquired Meritus Industries, Inc. ("Meritus"), a privately held toy manufacturer. Pursuant to the terms of the merger, the Company acquired all of the issued and outstanding stock of Meritus in exchange for (i) 600,000 unregistered shares of the Company's common stock, less 66,792 shares of the Company's common stock, which shares are currently held by the Company and are payable to Walter and Susan Reiling ("the Reilings"), upon satisfaction of certain post-closing conditions as set forth in a Closing and Holdback Agreement between the parties; (ii) $884,034 in cash; and
(iii) the Company's Subordinated Secured Promissory Note for $1,690,000 paid to the Reilings, who were the sole shareholders of Meritus. Contemporaneously with the merger, the Company satisfied approximately $4.4 million of Meritus' debt.

      In connection with the acquisition of Meritus, the Company borrowed $5,000,000 from MVII, LLC evidenced by a promissory note dated January 7, 2000. The note bears interest at a rate of prime plus 2%, matures on July 1, 2004, and is subordinated to senior debt of the Company. The proceeds from the note were used primarily to facilitate the Company's merger with Meritus, including the satisfaction of the Meritus debt discussed above.

      As a result of its merger with Meritus, the Company acquired three wholly-owned Hong Kong subsidiaries, Meritus Industries Limited, RSP Products Limited, and Elite Dolls Limited, which are engaged in the Company's doll manufacturing operations. The Company is in the process of consolidating the three newly-acquired subsidiaries with DSI (HK) Limited.

      Finally, as a result of the transactions consummated in connection with the Stock Purchase Agreement and the merger with Meritus, MVII became the beneficial owner of approximately 61% of the Company's outstanding shares of Common Stock.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                        PERCENT OF NET SALES
                                                         THREE MONTHS ENDED
                                                       -----------------------
                                                       MARCH 31,     APRIL 30,
                                                         2000          1999
                                                       ---------     ---------
Net sales ..........................................       100.0%        100.0%
Costs of goods sold ................................        76.8          72.8
                                                       ---------     ---------
Gross profit .......................................        23.2          27.2
Selling,  general and administrative
  expenses .........................................        48.3          43.3
                                                       ---------     ---------
Operating loss .....................................       (25.1)        (16.1)
Interest expense ...................................        (3.9)         (3.0)
Other income .......................................          .1            .2
                                                       ---------     ---------
Loss before income taxes ...........................       (28.9)        (18.9)
Benefit from income taxes ..........................       (10.4)         (6.2)
                                                       ---------     ---------
Net loss ...........................................       (18.5)%       (12.7)%
                                                       =========     =========

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1999

      NET SALES. Net sales for the three months ended March 31, 2000 increased $3.0 million, or 76%, to $6.9 million, from $3.9 million in the first quarter of 1999. This increase included $1.9 million in sales of Meritus items. Excluding these Meritus items, net sales increased $1.1 million, or 28%, from the first quarter of 1999. The total increase was due to increased sales of girls' toys, offset by decreases in other categories.

      Net sales of juvenile audio products during the first quarter ended March 31, 2000 decreased $300,000, or 13.1%, to $1.8 million, from $2.1 million compared to the first quarter of 1999. This decrease was due primarily to a reduction in sales of children's cassette players.

      Net sales of girls' toys increased $3.3 million, or 885%, to $3.7 million during the first quarter ended March 31, 2000 from $377,000 in the first quarter in 1999. Meritus items contributed $1.9 million of this increase. Excluding these Meritus items, net sales of girls toys in the first quarter of 2000 were $1.8 million, a 377% increase from the first quarter of 1999. The increased sales for the first quarter were also driven by sales of the SWEET FAITH(TM) and HUSH LI'L BABY(TM) dolls.

      Net sales of boys' toys decreased $105,000, or 10.3%, to $913,000 in the first quarter ended March 31, 2000, from $1.0 million in the first quarter of 1999. The decrease was primarily due to a decrease in sales of the remote control gyrocycle from the first quarter of 1999.

      Net sales of products in other categories during the first quarter ended March 31, 2000 increased $31,000, or 7.4%, to $449,000 during the first quarter ended March 31, 2000 from $418,000 in the first quarter of 1999. The increase was due primarily to increased sales of the TALKING DOORBELL(R) in the first quarter of 2000 as compared to the first quarter of 1999.

      International net sales for the three months ended March 31, 2000 increased $295,000, or 37.3%, to $1.08 million, from $787,000 in the first quarter of 1999. The increase was due primarily to increased sales to the United Kingdom.

      GROSS PROFIT. Gross profit increased $500,000, or 50%, to $1.6 million for the first quarter ended March 31, 2000, from $1.1 million in the first quarter of 1999. Gross profit as a percentage of net sales decreased to 23.2% in the first quarter ended March 31, 2000 from 27.2% in the first quarter of fiscal 1999. The gross profit dollar increase reflects the increased sales volume for the quarter. The decrease in gross profit as a percentage of sales reflects increased tooling cost associated with the emphasis on proprietary products and the sales of some closeout products in the first quarter of 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3.3 million in the first quarter ended March 31, 2000 compared with $1.7 million for the first quarter 1999, an increase of $1.6 million. The increase was primarily due to additional expenses, including those associated with the Meritus merger, such as salaries, professional fees and goodwill amortization, as well as increased marketing and travel expenses for toy line promotions.

      INTEREST EXPENSE. Interest expense during the first quarter ended March 31, 2000, increased to $270,000 from $119,000 in the first quarter of 1999 due to borrowings associated with the Meritus merger.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded its operations and capital requirements with cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

      The Company's operating activities used net cash of $4.8 million during the first three months of fiscal year 2000, consisting primarily of decreases in accounts receivable, partially offset by the decrease in accounts payable. Net cash used in investing activities was $1.5 million and was primarily the result of capital expenditures and the acquisition of Meritus. Net cash provided in financing activities was $6.1 million including net borrowings under revolving lines of credit and net borrowings of long term debt of $4.3 million. The Company's working capital at March 31, 2000 was $3.0 million and unrestricted cash was $276,000, and the Company's working capital at April 30, 1999 was $5.9 million and unrestricted cash was $479,000. The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the first two quarters. To manage these working capital requirements, the Company maintains credit facilities secured principally by accounts receivable and inventory. The Company currently has a line of credit facility with State Street Bank and Trust Company - Hong Kong Branch (the "Hong Kong Credit Facility") and a revolving credit facility with Sunrock Capital Corp. (the "Revolver"). At April 30, 2000 the Company had additional eligible borrowing capacity of $391,000 in the aggregate under the Revolver and the Hong Kong Credit Facility.

      The Company has projected approximately $900,000 for capital expenditures, consisting primarily of purchases of tools and molds for fiscal 2000 .

      On January 7, 2000, the Company acquired all of the issued and outstanding stock of Meritus in exchange for (i) 600,000 unregistered shares of the Company's common stock, less 66,792 shares of the Company's common stock, which shares are currently held by the Company and are payable to the Reilings upon satisfaction of certain post closing conditions as set forth in a Closing and Holdback Agreement between the parties; (ii) $884,034 in cash; and (iii) the Company's Subordinated Secured Promissory Note for $1,690,000 paid to the Reilings, who were the sole shareholders of Meritus. The note, bearing interest at 10.0375% per annum, requires quarterly principal and interest payments beginning April 1, 2000. Contemporaneously with the merger, the Company satisfied approximately $4.4 million of Meritus' debt.

      In connection with the acquisition of Meritus, the Company borrowed $5 million from MVII. The debt is evidenced by a promissory note dated January 7, 2000. The note bears interest at a rate of prime plus 2%, matures on July 1, 2004 and is subordinate to the Revolver. The proceeds from the note were used primarily to facilitate the merger, including the payment of Meritus' debt, described above.

      In addition, the Company is obligated to make future minimum royalty payments under certain of its license agreements. As of March 31, 2001, the Company was required to pay guaranteed royalties under these licenses of $295,000, $257,000 and $150,000 per year from 2000 through 2002, respectively.

      As part of the Company's strategy, the Company will continue to evaluate potential acquisitions of other toy businesses or product lines that the Company believes would complement its existing business.

SEASONALITY

      The retail toy industry is very seasonal with the Christmas holiday season representing over two-thirds of total annual retail toy sales. The Company has experienced this seasonal pattern in its net sales. To accommodate this peak selling season, holiday toy lines are introduced early in the first calendar quarter. Retailers generally commit to their holiday season purchases during the first two calendar quarters and those orders are generally shipped to the retailers' distribution centers on a scheduled basis from May through October. During fiscal 1999, 80% of the Company's net sales were made during the Company's second and third fiscal quarters (May through October), generally in connection with retail sales for the Christmas holiday season. As a result of the seasonality of the Company's business, the Company expects that it will incur a loss in the first quarter and fourth quarter of each fiscal year, even in years in which the Company is profitable for the entire year.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On January 7, 2000 the Company acquired Meritus, a privately held toy manufacturer, by merger. The Company paid the Meritus shareholders approximately $2.6 million in cash and a note and at the closing of the merger issued 503,226 shares of the Company's Common Stock (with an obligation to issue an additional 96,774 shares of Common Stock upon satisfaction of certain post closing conditions and covenants, 29,982 shares of which were issued by the Company on February 10, 2000) in exchange for all of the issued and outstanding stock of Meritus. The merger of Meritus into the Company, including the issuance of Common Stock to the Meritus shareholders, constituted a privately negotiated transaction between the Company and Meritus and its shareholders. The issuance of Common Stock to the Meritus shareholders was made in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The Company believes the Section 4(2) exemption from registration was available based upon the established criteria for effecting a private offering by virtue of the following facts, among others: (i) the Meritus shareholders had access to the type of information that would be included in a registration statement and conducted a comprehensive due diligence review in connection with the merger; (ii) the Meritus shareholders have adequate financial means to bear the risk of their investment in the Company and can be described as sophisticated; (iii) Meritus had only two shareholders; accordingly there were only two offerees in the transaction; (iv) the Meritus shareholders made representations that they acquired the Common Stock for investment and not with a view toward distribution; (v) the Common Stock issued by the Company to the Meritus shareholders contains restrictions on its resale; and (vi) no underwriters were involved nor were any underwriters' commissions paid in connection with the transaction.

ITEM 5.  OTHER INFORMATION

      Effective as of March 31, 2000, the Company entered into a Settlement and Release Agreement (the "Agreement") with the Tommy and JoBeth Moss Joint Life Insurance Trusts, (the "Trusts") and other related parties, which terminates the obligations of the Company to pay insurance premiums for certain life insurance policies owned by the Trusts. The Trusts paid the Company $66,250. The Trusts are entitled to retain the policies and all parties were completely released.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b)  Reports Submitted on Form 8-K.

      The Company filed a Form 8-K on January 21, 2000, for the purpose of reporting the acquisition of all of the issued and outstanding shares of common stock of Meritus Industries, Inc.

      The Company filed a Form 8-K/A on February 15, 2000, for the purpose of reporting certain financial statements and financial information in connection with the acquisition of all of the issued and outstanding shares of common stock of Meritus Industries, Inc., which financial statements and financial information was unavailable at the time of the original filing of the Form 8-K referenced hereinabove.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DSI Toys, Inc.



Dated:  May 15, 2000           /s/ MICHAEL J. LYDEN
                               -------------------------------------------------
                               Michael J. Lyden
                               President and  Chief Executive Officer


Dated:   May 15, 2000    By:   /s/ ROBERT L. WEISGARBER
                               -------------------------------------------------
                               Robert L. Weisgarber
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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

3.2   Amended and Restated Bylaws of the Company. (1)

3.3   Amendment to Amended and Restated Bylaws of the Company. (1)

10.1 Agreement and Plan of Merger between Meritus Industries, Inc. et al. and the Company, dated October 7, 1999 (filed as Exhibit 10.45 to the Company's Form 10-Q for the quarterly period ended October 31, 1999), incorporated herein by reference.

10.2 Closing and Holdback Agreement dated January 7, 2000, by and between the Company and Meritus Industries, Inc., et al. (filed as Exhibit 2.3 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

10.3 Shareholders' and Voting Agreement dated January 7, 2000, by and among the Company, MVII, LLC and Walter S. and Susan Reiling (filed as Exhibit 10.1 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

10.4 Limited Irrevocable Proxy dated January 7, 2000, between MVII, LLC and Walter S. and Susan Reiling (filed as Exhibit 10.2 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

10.5 Registration Rights Agreement dated January 7, 2000, by and between the Company and Walter S. and Susan Reiling (filed as Exhibit 10.3 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

10.6 Subordinated Secured Promissory Note dated January 7, 2000, from the Company to Walter S. and Susan Reiling (filed as Exhibit 10.4 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

10.7 Promissory Note dated January 7, 2000, from the Company to MVII, LLC (filed as Exhibit 10.5 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

10.8 Amendment No. 2 dated January 7, 2000, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.6 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

10.9 Employment Agreement dated January 7, 2000, by and between the Company and Beth Reiling (filed as Exhibit 10.7 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

10.10 Employment Agreement dated January 7, 2000, by and between the Company and Joseph Reiling (filed as Exhibit 10.8 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

27    Financial Data Schedule. *

(1) Filed as a part of the Registrant's Registration Statement on Form S-1 (No. 333-23961) and incorporated herein by reference.

*     Filed herewith