Form 10-Q
period 2000-06-30
DSI TOYS INC
filed 2000-08-14
CIK 1034257

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 10, 2000, 9,066,365 shares of common stock par value $.01 per share, of DSI Toys, Inc. were outstanding.

                                TABLE OF CONTENTS

                                                                          PAGE

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of June 30, 2000 and
          December 31, 1999.................................................1
        Consolidated Statement of Operations for the Three Months and
          Six Months Ended June 30, 2000 and July 31, 1999..................2
        Consolidated Statement of Cash Flows for the Six Months Ended
                  June 30, 2000 and July 31, 1999...........................3
        Consolidated Statement of Shareholders' Equity......................5
        Notes to Consolidated Financial Statements..........................6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...............................................9

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..................................................14

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...................................14

Signatures.................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                JUNE 30, 2000      DECEMBER 31, 1999
                                                                                               ---------------      ---------------
                                                                                                 (UNAUDITED)
                    ASSETS

Current Assets:
   Cash ..................................................................................     $       558,539      $       478,970
   Restricted cash .......................................................................             150,000              150,000
   Accounts receivable, net ..............................................................           7,695,163            3,408,059
   Inventories ...........................................................................           8,093,136            5,695,240
   Prepaid expenses ......................................................................           1,743,388            1,383,644
   Deferred income taxes .................................................................           1,031,109              314,000
                                                                                               ---------------      ---------------
        Total current assets .............................................................          19,271,335           11,429,913

Property and equipment, net ..............................................................           2,820,409            2,000,215
Deferred income taxes ....................................................................             902,000              902,000
Other assets .............................................................................             865,855              695,237
Goodwill, net ............................................................................          10,011,222
                                                                                               ---------------      ---------------
                                                                                               $    33,870,821      $    15,027,365
                                                                                               ===============      ===============
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities ..............................................     $     9,320,392      $     3,769,286
   Current portion of long-term debt .....................................................           4,498,183            1,313,787
   Current portion of long-term debt due to a related party ..............................           1,581,372
   Income taxes payable ..................................................................             310,022              428,727
                                                                                               ---------------      ---------------
        Total current liabilities ........................................................          15,709,969            5,511,800

Long-term debt ...........................................................................           5,459,386            2,393,236
Long-term debt due to a related party ....................................................           5,042,536
Deferred income taxes ....................................................................             133,340              133,340
                                                                                               ---------------      ---------------
        Total liabilities ................................................................          26,345,231            8,038,376
Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding
   Common stock, $.01 par value, 35,000,000 shares authorized,
      9,066,365 and 8,719,000 shares issued; 9,066,365 and 8,533,157 shares outstanding ..              90,664               87,190
   Additional paid-in capital ............................................................           5,173,465            4,934,919
   Common stock warrants .................................................................             102,500              102,500
   Accumulated other comprehensive loss ..................................................              (2,576)             (12,626)
   Retained earnings .....................................................................           2,161,537            3,436,401
                                                                                               ---------------      ---------------
                                                                                                     7,525,590            8,548,384
   Less: Treasury stock, 185,843 shares, at cost .........................................              --               (1,559,395)
                                                                                               ---------------      ---------------
        Total shareholders' equity .......................................................           7,525,590            6,988,989
                                                                                               ---------------      ---------------
                                                                                               $    33,870,821      $    15,027,365
                                                                                               ===============      ===============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           ----------------------------------    ----------------------------------
                                                            JUNE 30, 2000      JULY 31, 1999      JUNE 30, 2000      JULY 31, 1999
                                                           ---------------    ---------------    ---------------    ---------------
Net Sales ..............................................   $    13,582,505    $    14,646,943    $    20,496,967    $    18,574,638
Cost of goods sold .....................................         9,598,816         11,128,461         14,908,115         13,987,652
                                                           ---------------    ---------------    ---------------    ---------------
Gross profit ...........................................         3,983,689          3,518,482          5,588,852          4,586,986
Selling, general and administrative expenses ...........         3,620,945          3,045,873          6,961,575          4,745,771
                                                           ---------------    ---------------    ---------------    ---------------
Operating income (loss) ................................           362,744            472,609         (1,372,723)          (158,785)
Interest expense .......................................          (403,762)          (133,761)          (673,745)          (252,990)
Other income ...........................................            44,305             34,707             54,495             44,084
                                                           ---------------    ---------------    ---------------    ---------------
Income (loss) before income taxes ......................             3,287            373,555         (1,991,973)          (367,691)
Benefit from (provision for) income taxes ..............            (1,238)          (158,367)           717,109             84,594
                                                           ---------------    ---------------    ---------------    ---------------
Net income (loss) ......................................   $         2,049    $       215,188    $    (1,274,864)   $      (283,097)
                                                           ===============    ===============    ===============    ===============

BASIC EARNINGS PER SHARE
    Earnings (loss) per share ..........................   $          0.00    $          0.03    $         (0.14)   $         (0.04)
                                                           ===============    ===============    ===============    ===============
    Weighted average shares outstanding ................         9,066,365          7,826,635          9,040,256          6,975,365
                                                           ===============    ===============    ===============    ===============

DILUTED EARNINGS PER SHARE
    Earnings (loss) per share ..........................   $          0.00    $          0.03    $         (0.14)   $         (0.04)
                                                           ===============    ===============    ===============    ===============
    Weighted average shares outstanding ................         9,158,392          7,986,090          9,040,256          6,975,365
                                                           ===============    ===============    ===============    ===============

                See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         SIX MONTHS ENDED
                                                                                               ------------------------------------
                                                                                                JUNE 30, 2000        JULY 31, 1999
                                                                                               ---------------      ---------------
Cash flows from operating activities:
    Net loss .............................................................................     $    (1,274,864)     $      (283,097)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
        Depreciation and amortization ....................................................             731,808              269,503
        Amortization and write-off of
           debt discount and issuance costs ..............................................              13,985               20,072
        Amortization of goodwill .........................................................             256,662
        Provision for doubtful accounts ..................................................             (25,210)              11,044
        Loss (gain) on abandonment or sale of equipment ..................................              32,173                 (989)
        Deferred income taxes ............................................................            (717,109)            (270,898)
        Changes in assets and liabilities:
           Accounts receivable ...........................................................          (3,338,703)          (5,760,580)
           Inventories ...................................................................          (2,360,127)          (3,550,232)
           Income taxes receivable/payable ...............................................            (118,705)             195,477
           Prepaid expenses ..............................................................            (510,302)              70,956
           Accounts payable and accrued liabilities ......................................           2,458,475            3,494,279
                                                                                               ---------------      ---------------
             Net cash used by operating activities .......................................          (4,851,917)          (5,804,465)

Cash flows from investing activities:
    Cash used for acquisition of Meritus .................................................            (884,034)
    Capital expenditures .................................................................            (835,445)            (550,467)
    Proceeds from sale of equipment ......................................................                                    3,787
    Decrease (increase) in other assets ..................................................            (195,998)             120,864
                                                                                               ---------------      ---------------
             Net cash used in investing activities .......................................          (1,915,477)            (425,816)

Cash flows from financing activities:
    Net borrowings under revolving lines of credit .......................................           3,011,566            1,535,560
    Net borrowings on long-term debt .....................................................           3,172,888               19,095
    Borrowings of long-term debt due to related party ....................................           5,000,000
    Payments of assumed Meritus debt .....................................................          (4,382,541)
    Net proceeds from issuance of common stock ...........................................                                4,918,330
    Debt and stock issue refunds (costs) .................................................              35,000              (85,433)
                                                                                               ---------------      ---------------
             Net cash provided by financing activities ...................................           6,836,913            6,387,552

Effect of exchange rate changes on cash ..................................................              10,050              (10,402)
                                                                                               ---------------      ---------------
Net increase in cash .....................................................................              79,569              146,869
Cash and cash equivalents, beginning of period ...........................................             478,970              554,197
                                                                                               ---------------      ---------------
Cash and cash equivalents, end of period .................................................     $       558,539      $       701,066
                                                                                               ===============      ===============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED
                                              ----------------------------------
                                                JUNE 30, 2000     JULY 31, 1999
                                              ----------------  ----------------

Supplemental disclosure of cash flow
  information:

Acquisition of Meritus:
  Property, plant and equipment acquired .... $       (748,730)
  Accounts receivable and other assets
    acquired ................................         (838,564)
  Liabilities assumed .......................        7,475,172
  Note payable issued to the seller .........        1,690,000
  Common stock issued (including treasury
    shares) .................................        1,801,415
  Goodwill resulting from Meritus acquisition      (10,263,327)
                                              ----------------  ----------------
  Net cash paid for Meritus acquisition ..... $       (884,034)
                                              ================  ================

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                   COMMON STOCK                       ADDITIONAL
                             ----------------------------------        PAID-IN
                                 SHARES             AMOUNT             CAPITAL          WARRANTS
                             ---------------    ---------------    ---------------   ---------------
Balance, January 31, 1999          8,719,000    $        87,190    $    21,162,568   $       102,500
   Comprehensive income:
     Net income ..........
     Foreign currency
       translation adj ...
       net of tax ........

   Comprehensive income: .
   Issuance of 2,458,491
       common shares from
       the treasury ......                                             (15,479,229)
   Options exercised .....                                                (518,189)
   Stock issuance cost ...                                                (230,231)
                             ---------------    ---------------    ---------------   ---------------
Balance, December 31, 1999         8,719,000    $        87,190    $     4,934,919   $       102,500
   Comprehensive loss:
     Net loss ............
     Foreign currency
       translation adj ...
       net of tax ........

   Comprehensive loss: ...
   Issuance of 347,365
       common shares and
       185,843 shares from
       the treasury ......           347,365              3,474            238,546
                             ---------------    ---------------    ---------------   ---------------
Balance, March 31, 2000 ..         9,066,365    $        90,664    $     5,173,465   $       102,500
   Comprehensive loss:
     Net loss ............
     Foreign currency
       translation adj ...
       net of tax ........

   Comprehensive loss: ...
                             ---------------    ---------------    ---------------   ---------------
 Balance, June 30, 2000 ..         9,066,365    $        90,664    $     5,173,465   $       102,500
                             ===============    ===============    ===============   ===============

                               ACCUMULATED
                                 OTHER
                              COMPREHENSIVE         RETAINED          TREASURY
                                 INCOME             EARNINGS           STOCK             TOTALS
                             ---------------    ---------------   ---------------    ---------------
Balance, January 31, 1999    $        14,296    $     2,155,410   $   (22,660,592)   $       861,372
   Comprehensive income:
     Net income ..........                            1,280,991                            1,280,991
     Foreign currency
       translation adj ...
       net of tax ........           (26,922)                                                (26,922)
                                                                                     ---------------
   Comprehensive income: .                                                                 1,254,069
   Issuance of 2,458,491
       common shares from
       the treasury ......                                             20,479,229          5,000,000
   Options exercised .....                                                621,968            103,779
   Stock issuance cost ...                                                                  (230,231)
                             ---------------    ---------------   ---------------    ---------------
Balance, December 31, 1999   $       (12,626)   $     3,436,401   $    (1,559,395)   $     6,988,989
   Comprehensive loss:
     Net loss ............                           (1,276,913)                          (1,276,913)
     Foreign currency
       translation adj ...
       net of tax ........           (12,036)                                                (12,036)
                                                                                     ---------------
   Comprehensive loss: ...                                                                (1,288,949)
   Issuance of 347,365
       common shares and
       185,843 shares from
       the treasury ......                                              1,559,395          1,801,415
                             ---------------    ---------------   ---------------    ---------------
Balance, March 31, 2000 ..   $       (24,662)   $     2,159,488                      $     7,501,455
   Comprehensive loss:
     Net loss ............                                2,049                                2,049
     Foreign currency
       translation adj ...
       net of tax ........            22,086                                                  22,086
                                                                                     ---------------
   Comprehensive loss: ...                                                                    24,135
                             ---------------    ---------------   ---------------    ---------------
 Balance, June 30, 2000 ..   $        (2,576)   $     2,161,537                      $     7,525,590
                             ===============    ===============   ===============    ===============

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

     In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items. Management also believes that the Statement of Operations' three month and six month comparisons of the calendar quarter and six months' period ending June 30, 2000 to its prior year fiscal quarter and six months period ending July 31, 1999 is not misleading. Recasting of the prior year information to the calendar quarter ending June 30, 1999 would not be cost effective and would not produce any materially different comparative operating results.

     The impact of the Company's change in its fiscal year-end is, however, apparent in the net sales and net income numbers for the quarter ending June 30, 2000. It is anticipated that this change in fiscal year-end effect on net sales and net income will not be as evident in the third quarter, and should be completely negated by year-end. This impact is due to the fact that July, historically the first high volume shipping month for the Company, was in the second quarter of fiscal 1999, and is now part of the third quarter of fiscal 2000. Thus the quarter ending July 31, 1999 was comprised of two months (May and June) with historically higher than average manufacturing and development costs, coupled with one month (July) of high volume "seasonal" shipping. In comparison, the quarter ending June 30, 2000 is comprised of three months when manufacturing and development costs are at their peak, and with no months of "seasonal" shipping. "See Item 2 - Seasonality."

     The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year ending December 31, 2000.

2.    ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                        JUNE 30         DECEMBER 31
                                          2000             1999
                                    ----------------  ----------------
Trade receivables............       $      9,774,946  $      5,405,587
Provisions for:
  Discounts and markdowns....             (1,018,533)         (728,910)
  Return of defective goods..               (900,250)       (1,082,408)
  Doubtful accounts..........               (161,000)         (186,210)
                                    ----------------  ----------------
Accounts receivable, net.....       $      7,695,163  $      3,408,059
                                    ================  ================

3.    SEGMENT INFORMATION

      Financial information for the six months ended June 30, 2000 and July 31, 1999 is as follows:

                                                               UNITED STATES              HONG KONG                CONSOLIDATED
                                                          ------------------------ ------------------------- ----------------------
    Six months ended June 30, 2000:

        Net sales............................             $           5,602,113    $         14,894,854      $           20,496,967
        Operating income (loss)..............                        (3,872,176)              2,499,453                  (1,372,723)
        Total assets at June 30, 2000........                        23,326,849              10,543,972                  33,870,821

    Six months ended July 31, 1999:

        Net sales............................             $           5,016,759    $         13,557,879      $           18,574,638
        Operating income (loss)..............                          (545,287)                386,502                    (158,785)
        Total assets at July 31, 1999........                        12,472,927               8,807,883                  21,280,810

4.    BUSINESS COMBINATION

      On January 7, 2000, the Company acquired by way of a merger all of the issued and outstanding stock of Meritus Industries, Inc. ("Meritus") in exchange for (i) 600,000 unregistered shares of the Company's common stock, less 66,792 shares of the Company's common stock, which shares were initially held by the Company and payable to Walter and Susan Reiling ("the Reilings") upon satisfaction of certain post-closing conditions as set forth in the Closing and Holdback Agreement between the parties; (ii) $884,034 in cash; and (iii) the Company's Subordinated Secured Promissory Note for $1,690,000 paid to the Reilings, who were the sole shareholders of Meritus. Based upon the final accounting at the end of the holdback period (June 7, 2000) the post-closing conditions were not satisfied and none of the held back (66,792) shares will be paid to the Reilings. The market value of the shares issued was $1,801,415 and was satisfied by the issuance of 347,365 shares of new stock and 185,843 shares in treasury stock. The note, bearing interest at 10.0375% per annum, requires quarterly principal and interest payments beginning April 1, 2000, and matures on January 7, 2005. Contemporaneously with the merger, the Company satisfied approximately $4.4 million of Meritus' debt.

      The acquisition was accounted for utilizing the purchase method; therefore the Company recorded the acquired assets at their estimated fair market value. Goodwill generated by the transaction is being amortized over 20 years using the straight-line method.

      Commensurate with the merger, the Company borrowed $5,000,000 from MVII, LLC, a California limited liability company controlled by E. Thomas Martin ("MVII"), evidenced by a promissory note dated January 7, 2000. The note bears interest at a rate of prime plus 2%, matures on July 1, 2004, and is subordinated to senior debt of the Company. The proceeds from the note were used for the payment of the Meritus debt discussed above.

      PRO FORMA RESULTS OF OPERATIONS

      Presented below is a pro forma statement of operations for the fiscal quarter and six months' period ending July 31, 1999. The pro forma reflects the combined operations of the Company and Meritus as if the merger of the Company and Meritus occurred on February 1, 1999.

                                                                                 THREE MONTHS ENDED JULY 31, 1999
                                                               --------------------------------------------------------------------
                                                                        DSI                  MERITUS                 COMBINED
                                                                    (UNAUDITED)            (UNAUDITED)              (UNAUDITED)
                                                               --------------------    --------------------    --------------------
Net sales ..................................................             14,646,943    $          6,206,585    $         20,853,528

Net income .................................................                215,188                  18,342                 233,530


Basic earnings/loss per share
  Earnings per share .......................................   $               0.03                            $               0.03
                                                               ====================                            ====================
  Weighted average shares outstanding ......................              7,826,635                                       8,379,843
                                                               ====================                            ====================

Diluted earnings/loss per share
  Earnings per share ...........,,,,,.......................   $               0.03                            $               0.03
                                                               ====================                            ====================
  Weighted average shares outstanding ......................              7,986,090                                       8,379,843
                                                               ====================                            ====================

                                                                                  SIX MONTHS ENDED JULY 31, 1999
                                                               --------------------------------------------------------------------
                                                                        DSI                  MERITUS                 COMBINED
                                                                    (UNAUDITED)            (UNAUDITED)              (UNAUDITED)
                                                               --------------------    --------------------    --------------------
Net sales ..................................................   $         18,574,638    $          7,563,549    $         26,138,187

Net income .................................................               (283,097)             (1,121,718)             (1,404,815)


Basic earnings/loss per share

  Loss per share ...........................................   $              (0.04)                                          (0.19)
                                                               ====================                            ====================
  Weighted average shares outstanding ......................              6,975,365                                       7,508,573
                                                               ====================                            ====================

Diluted earnings/loss per share

  Loss per share ...........................................   $              (0.04)                           $              (0.19)
                                                               ====================                            ====================
  Weighted average shares outstanding ......................              6,975,365                                       7,508,573
                                                               ====================                            ====================

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

      The impact of the Company's change in its fiscal year-end is apparent in the net sales and net income numbers for the quarter ending June 30, 2000. It is anticipated that this change in fiscal year-end effect on net sales and net income will not be as evident in the third quarter, and should be completely negated by year-end. This impact is due to the fact that July, historically the first high volume shipping month for the Company, was in the second quarter of fiscal 1999, and is now part of the third quarter of fiscal 2000. Thus the quarter ending July 31, 1999 was comprised of two months (May and June) with historically higher than average manufacturing and development costs, coupled with one month (July) of high volume "seasonal" shipping. In comparison, the quarter ending June 30, 2000 is comprised of three months when manufacturing and development costs are at their peak, and with no months of "seasonal" shipping. Thus, the decreases in net sales reported herein in "Three Months Ended June 30, 2000, Compared to the Three Months Ended July 31, 1999" and "Six Months Ended June 30, 2000 Compared to Six Months Ended July 31, 1999" are all affected in magnitude by this shift in reporting periods. "See Item 2 - Seasonality."

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

      On January 7, 2000, the Company acquired Meritus Industries, Inc. ("Meritus"), a privately held toy manufacturer by way of merger. Pursuant to the terms of the merger, the Company acquired all of the issued and outstanding stock of Meritus in exchange for (i) 600,000 unregistered shares of the Company's common stock, less 66,792 shares of the Company's common stock, which shares were initially held by the Company and are payable to Walter and Susan Reiling ("the Reilings"), upon satisfaction of certain post-closing conditions as set forth in a Closing and Holdback Agreement between the parties; (ii) $884,034 in cash; and (iii) the Company's Subordinated Secured Promissory Note for $1,690,000 paid to the Reilings, who were the sole shareholders of Meritus. Based upon the final accounting at the end of the holdback period (June 7, 2000) the post-closing conditions were not satisfied and none of the held back (66,792) shares will be paid to the Reilings. Contemporaneously with the merger, the Company satisfied approximately $4.4 million of Meritus' debt.

      Commensurate with the acquisition of Meritus, the Company borrowed $5,000,000 from MVII, LLC, a California limited liability company controlled by
E. Thomas Martin ("MVII"), evidenced by a promissory note dated January 7, 2000. The note bears interest at a rate of prime plus 2%, matures on July 1, 2004, and is subordinated to senior debt of the Company. The proceeds from the note were used in satisfaction of the Meritus debt discussed above.

      As a result of its merger with Meritus, the Company acquired three wholly-owned Hong Kong subsidiaries, Meritus Industries Limited, RSP Products Limited, and Elite Dolls Limited, which are engaged in the Company's doll manufacturing operations. The Company is in the process of consolidating the three newly-acquired subsidiaries with DSI (HK) Limited.

      As a result of the transactions consummated in connection with the merger with Meritus, MVII's share ownership is approximately 61% of the Company's outstanding shares of Common Stock.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                               PERCENT OF NET SALES
                                  --------------------------------------------
                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                  ---------------------  ---------------------
                                  June 30,     July 31,  June 30,     July 31,
                                    2000         1999      2000         1999
                                  --------     --------  --------     --------
Net sales .......................      100%       100.0%      100%       100.0%
Costs of goods sold .............     70.7         76.0      72.7         75.3
                                  --------     --------  --------     --------
Gross profit ....................     29.3         24.0      27.3         24.7
Selling, general and
  administrative expenses .......     26.7         20.8      34.0         25.5
                                  --------     --------  --------     --------
Operating income (loss) .........      2.6          3.2      (6.7)        (0.8)
Interest expense ................     (2.9)        (0.9)     (3.3)        (1.4)
Other income ....................      0.3          0.2        .3          0.2
                                  --------     --------  --------     --------
Income (loss) before income taxes      0.0          2.5      (9.7)        (2.0)
Benefit from (provision for)
  income taxes ..................      0.0          1.1       3.5          0.5
                                  --------     --------  --------     --------
Net income (loss) ...............      0.0%         1.4%     (6.2)%       (1.5)%
                                  ========     ========  ========     ========


THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THE THREE MONTHS ENDED JULY 31, 1999 NET SALES.

      Net sales for the three months ended June 30, 2000 decreased $1 million, or 6.6%, to $13.6 million, from $14.6 million in the second quarter of 1999. Sales in the 2000 quarter included $2.3 million in sales of Meritus items. Excluding these Meritus items, net sales decreased $3.2 million, or 22.2%, from the second quarter of 1999. The total decrease was due primarily to decreased sales in juvenile audio, partially offset by increased sales of girls' toys. "See Item 2 - Introduction and Note 1 to Consolidated Financial Statements."

      Net sales of juvenile audio products during the second quarter ended June 30, 2000 decreased $3.3 million, or 35.5%, to $6.0 million, from $9.3 million in the second quarter of 1999. This decrease was due primarily to a reduction in sales of walkie-talkies, due to a product line transition, and lower sales of musical keyboards and guitars.

      Net sales of girls' toys increased $3.7 million, or 285%, to $5.0 million during the second quarter ended June 30, 2000 from $1.3 million in the second quarter in 1999. Meritus items contributed $2.3 million of this increase. Excluding these Meritus items, net sales of girls toys in the second quarter of 2000 were $2.7 million, a

108% increase from the second quarter of 1999. The increased sales for the second quarter were also driven by sales of the SWEET FAITH(R)and HUSH LI'L BABY(TM) dolls.

      Net sales of boys' toys decreased $900,000, or 30%, to $2.1 million in the second quarter ended June 30, 2000, from $3.0 million in the second quarter of 1999. The decrease was primarily due to a decrease in sales of western guns and boys generic military and remote control cars from the second quarter of 1999.

      Net sales of products in other categories during the second quarter ended June 30, 2000 decreased $450,000, or 45%, to $550,000 during the second quarter ended June 30, 2000 from $1.0 million in the second quarter of 1999. The decrease was due primarily to reduced sales of hand held games in the second quarter of 2000 as compared to the second quarter of 1999.

      International net sales for the three months ended June 30, 2000 decreased $1.5 million, or 38%, to $2.4 million, from $3.9 million in the second quarter of 1999. The decrease was due primarily to decreased sales in Canada and France.

      GROSS PROFIT. Gross profit increased $500,000, or 13%, to $4.0 million for the second quarter ended June 30, 2000, from $3.5 million in the second quarter of 1999. Gross profit as a percentage of net sales increased to 29% in the second quarter ended June 30, 2000 from 24% in the second quarter of fiscal 1999. The gross profit dollar increase reflects the change in product mix from the previous period. The increase in gross profit as a percentage of sales reflects the emphasis on proprietary products in the second quarter of 2000 versus the second quarter of 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3.6 million in the second quarter ended June 30, 2000 compared with $3.0 million for the second quarter 1999, an increase of $600,000. The increase was primarily due to additional expenses, including those associated with the Meritus merger, such as salaries, professional fees and goodwill amortization.

      INTEREST EXPENSE. Interest expense during the second quarter ended June 30, 2000, increased to $404,000 from $134,000 in the second quarter of 1999 due to borrowings associated with the Meritus merger.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE SIX MONTHS ENDED JULY 31, 1999 NET SALES.

      Net sales for the six months ended June 30, 2000 increased $1.9 million, or 11%, to $20.5 million, from $18.6 million in the comparable period of 1999. This increase included $4.2 million in sales of Meritus items. Excluding these Meritus items, net sales decreased $2.2 million, or 12%, from the first six months of 1999. The total increase was due to increased sales of girls' toys, offset by decreases in other categories, primarily juvenile audio. "See
Item 2 - Introduction and Note 1 to Consolidated Financial Statements."


      Net sales of juvenile audio products during the first six months ended June 30, 2000 decreased $3.6 million, or 32%, to $7.8 million, from $11.4 million compared to the comparable period of 1999. This decrease was due primarily to a reduction in sales of walkie-talkie, due to a product line transition, and lower sales of musical keyboards and guitars.

      Net sales of girls' toys increased $7.0 million, or 412%, to $8.7 million during the first six months ended June 30, 2000 from $1.7 million in the first six months in 1999. Meritus items contributed $4.2 million of this increase. Excluding these Meritus items, net sales of girls toys in the first six months of 2000 were $4.5 million, a 264% increase from the first six months of 1999. The increased sales for the first quarter were also driven by sales of the SWEET FAITH(R) and HUSH LI'L BABY(TM) dolls.

      Net sales of boys' toys decreased $1 million, or 25%, to $3 million in the first six months ended June 30, 2000, from $4.0 million in the first six months of 1999. The decrease was primarily due to a decrease in sales of the remote control gyrocycle, and western and novelty guns from the first six months of 1999.

      Net sales of products in other categories during the first six months ended June 30, 2000 decreased $400,000, or 29%, to $1.0 million from $1.4 million in the first six months of 1999. The decrease was due primarily to reduce sales of hand-held games in the first quarter of 2000 as compared to the first quarter of 1999.

     International net sales for the six months ended June 30, 2000 decreased $1.2 million, or 26%, to $3.5 million, from $4.7 million in the first six months ended July 31, 1999. The decrease was due primarily to decreased sales to Canada, France, South Africa and Spain.

      GROSS PROFIT. Gross profit increased $1.0 million, or 22%, to $5.6 million for the first six months ended June 30, 2000, from $4.6 million in the first six months of 1999. Gross profit as a percentage of net sales increased to 27.3% in the first six months ended June 30, 2000 from 24.7% in the first six months of fiscal 1999. The gross profit dollar increase reflects the increased sales volume for the six month period. The increase in gross profit as a percentage of sales reflects the emphasis on proprietary products in 2000 versus 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $7.0 million in the first six months ended June 30, 2000 compared with $4.7 million for the first six months of fiscal 1999, an increase of $2.3 million. The increase was primarily due to additional expenses, including those associated with the Meritus merger, such as salaries, professional fees and goodwill amortization, as well as increased marketing and travel expenses for toy line promotions.

      INTEREST EXPENSE. Interest expense during the first six months ended June 30, 2000, increased to $674,000 from $253,000 in the first six months of 1999 due to borrowings associated with the Meritus merger.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded its operations and capital requirements with cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

      The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the first two quarters. To manage these working capital requirements, the Company maintains credit facilities secured principally by accounts receivable and inventory. The Company currently has a line of credit facility with State Street Bank and Trust Company
- Hong Kong Branch (the "Hong Kong Credit Facility") and a revolving credit facility with Sunrock Capital Corp. (the "Revolver"). At July 31, 2000 the Company had additional eligible borrowing capacity of $1.1 million in the aggregate under the Revolver and the Hong Kong Credit Facility.

      The Company's operating activities used net cash of $4.9 million during the first six months of fiscal year 2000, consisting primarily of increases in accounts receivable, inventory and accounts payable. Net cash used in investing activities was $1.9 million and was primarily the result of capital expenditures and the acquisition of Meritus. Net cash provided in financing activities was $6.8 million including $3.0 million in net borrowings under revolving lines of credit and net borrowings of long-term debt of $8.2 million, offset by the payment of $4.4 million in debt assumed in the Meritus acquisition. The Company's working capital at June 30, 2000 was $3.5 million and unrestricted cash was $558,000, and the Company's working capital at July 31, 1999 was $3.1 million and unrestricted cash was $701,000.

      The Company believes that available borrowings under the Revolver and the Hong Kong Credit Facility, which was $1.1 million at July 31, 2000, together with cash from operations will be sufficient to meet the Company's operating cash requirements, fund the Company's anticipated capital expenditures and fund scheduled debt service for the foreseeable future. In the event the Company's operations do not generate sufficient cash flow and borrowing capacity to meet the Company's requirements, the Company would be required to look to alternative financial resources, such as issuing additional debt and equity securities. "See
Item 2 - Seasonality."

      The Company has projected approximately $900,000 for capital expenditures, consisting primarily of purchases of tools and molds for fiscal 2000.

      On January 7, 2000, the Company acquired all of the issued and outstanding stock of Meritus in exchange for (i) 600,000 unregistered shares of the Company's common stock, less 66,792 shares of the Company's common stock, which shares were initially held by the Company and payable to Walter and Susan Reiling ("the Reilings") upon satisfaction of certain post-closing conditions as set forth in the Closing and Holdback Agreement between the parties; (ii) $884,034 in cash; and (iii) the Company's Subordinated Secured Promissory Note for $1,690,000 paid to the Reilings, who were the sole shareholders of Meritus. Based upon the final accounting at the end of the holdback period (June 7, 2000) the post-closing conditions were not satisfied and none of the held back (66,792) shares will be paid to the Reilings. The note, bearing interest at 10.0375% per annum, requires quarterly principal and interest payments beginning April 1, 2000. Contemporaneously with the merger, the Company satisfied approximately $4.4 million of Meritus' debt.

      The Company borrowed $5 million from MVII which is evidenced by a promissory note dated January 7, 2000. The note bears interest at a rate of prime plus 2%, matures on July 1, 2004 and is subordinate to the Revolver. The proceeds from the note were used for the payment of Meritus' debt, described above.

      In addition, the Company is obligated to make future minimum royalty payments under certain of its license agreements. As of June 30, 2000, the Company was required to pay guaranteed royalties under these licenses of $268,000, $291,000 and $150,000 per year from 2000 through 2002, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting of shareholders on May 23, 2000. At that meeting, the Shareholders were presented with proposals with respect to (i) the election of directors whose three-year terms expire in 2003, (ii) the adoption and approval of a proposal to amend the Company's Stock Option Plan to increase from 900,000 to 1,200,000 the aggregate number of shares of the Company Stock reserved for issuance under the Plan and related conforming changes, and
(iii) the approval and retaining of PricewaterhouseCoopers LLP as the independent public accounting firm for the fiscal year ending December 31, 2000 to perform audits and other services. The results of the vote of the shareholders at its annual meeting are set forth below with respect to each of the proposals presented.

(i) Messrs. M.D. Davis, Joseph N. Matlock and Walter S. Reiling were the nominees for the class of directors whose three-year terms will expire in 2003. Shares of the Company's Common Stock with respect to the election of such directors were voted as follows: with respect to Mr. Davis, the number of votes that were cast for his election were 8,669,548 and the number of votes withheld were 8,336; with respect to Mr.Matlock, the number of votes that were cast for his election were 8,669,548 and the number of votes withheld were 8,336; and with respect to Mr. Reiling, the number of votes that were cast for his election were 8,669,548 and the number of votes withheld were 8,336. Messrs. Davis, Matlock and Reiling were elected for terms expiring on the date of the annual meeting of shareholders in 2003.

(ii) With respect to the proposal to amend the Company's Stock Option Plan (a) to increase from 900,000 to 1,200,000 the aggregate number of shares of Common Stock of the Company reserved for issuance under the Plan and (b) to make certain conforming changes, shares of the Company's Common Stock were voted as follows: the number of votes cast for such proposal was 8,598,864 number of votes cast against was 56,305 and the number of votes abstaining was 22,715.

(iii) With respect to the proposal to retain PricewaterhouseCoopers LLP as the independent public accounting firm for the fiscal year ending December 31, 2000 to perform audits and other services. Shares of the Company's Common Stock were voted as follows: the number of votes cast for such proposal was 8,668,576, the number of votes cast against was 6,308, and the number of votes abstaining was 3,000.

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

                               DSI Toys, Inc.

Dated: August 14, 2000         /s/ MICHAEL J. LYDEN
                               -------------------------------------------------
                               Michael J. Lyden
                               President and  Chief Executive Officer

Dated: August 14, 2000   By:   /s/ ROBERT L. WEISGARBER
                               -------------------------------------------------
                               Robert L. Weisgarber
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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

10.11 Amendment No. 2 to DSI Toys, Inc. 1997 Stock Option Plan.*

10.12 Amendment No. 3 dated July 14, 2000, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company.*

27    Financial Data Schedule. *

99.1 DSI Toys, Inc. Audit Committee of the Board of Directors, Charter, adopted by the Board of Directors on May 23, 2000. *

(1) Filed as a part of the Registrant's Registration Statement on Form S-1 (No. 333-23961) and incorporated herein by reference.

*     Filed herewith