Form 10-Q
period 2000-09-30
DSI TOYS INC
filed 2000-11-14
CIK 1034257

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of November 10, 2000, 9,066,365 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

                                TABLE OF CONTENTS

                                                                           PAGE

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of September 30, 2000, and
          December 31, 1999.................................................1
        Consolidated Statement of Operations for the Three Months and
          Nine Months Ended September 30, 2000, and October 31, 1999........2
        Consolidated Statement of Cash Flows for the Nine Months Ended
          September 30, 2000, and October 31, 1999..........................3
        Consolidated Statement of Shareholders' Equity......................5
        Notes to Consolidated Financial Statements..........................6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...............................................9

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..................................................14

Item 5. OTHER INFORMATION..................................................14

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...................................14

Signatures................................................................ 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
                                                                                                   (Unaudited)
                                    ASSETS

Current Assets:
    Cash .....................................................................................   $       407,445    $       478,970
    Restricted cash ..........................................................................           150,000            150,000
    Accounts receivable, net .................................................................        12,229,008          3,408,059
    Inventories ..............................................................................        11,216,274          5,695,240
    Prepaid expenses .........................................................................         2,633,142          1,383,644
    Deferred income taxes ....................................................................           825,260            314,000
                                                                                                 ---------------    ---------------
             Total current assets ............................................................        27,461,129         11,429,913

Property and equipment, net ..................................................................         2,724,927          2,000,215
Deferred income taxes ........................................................................           902,000            902,000
Other assets .................................................................................           607,798            695,237
Goodwill, net ................................................................................         9,882,873
                                                                                                 ---------------    ---------------
                                                                                                 $    41,578,727    $    15,027,365
                                                                                                 ===============    ===============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities .................................................   $    14,028,104    $     3,769,286
    Current portion of long-term debt ........................................................         3,687,534          1,313,787
    Current portion of long-term debt due to a related party .................................         1,688,433
    Income taxes payable .....................................................................           901,546            428,727
                                                                                                 ---------------    ---------------
             Total current liabilities .......................................................        20,305,617          5,511,800

Long-term debt ...............................................................................         7,504,778          2,393,236
Long-term debt due to a related party ........................................................         4,667,725
Deferred income taxes ........................................................................           133,340            133,340
                                                                                                 ---------------    ---------------
             Total liabilities ...............................................................        32,611,460          8,038,376
Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding
    Common stock, $.01 par value, 35,000,000 shares authorized, 9,066,365 and
         8,719,000 shares issued; 9,066,365 and
         8,533,157 shares outstanding ........................................................            90,664             87,190
    Additional paid-in capital ...............................................................         5,173,465          4,934,919
    Common stock warrants ....................................................................           102,500            102,500
    Accumulated other comprehensive loss .....................................................           (41,150)           (12,626)
    Retained earnings ........................................................................         3,641,788          3,436,401
                                                                                                 ---------------    ---------------
                                                                                                       8,967,267          8,548,384
    Less:  Treasury stock, 185,843 shares, at cost ...........................................                           (1,559,395)
                                                                                                 ---------------    ---------------
             Total shareholders' equity ......................................................         8,967,267          6,988,989
                                                                                                 ---------------    ---------------
                                                                                                 $    41,578,727    $    15,027,365
                                                                                                 ===============    ===============

                See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           ----------------------------------    ----------------------------------
                                                            SEPTEMBER 30,       OCTOBER 31,       SEPTEMBER 30,       OCTOBER 31,
                                                                2000               1999               2000               1999
                                                           ---------------    ---------------    ---------------    ---------------
Net Sales ..............................................   $    29,915,591    $    22,466,132    $    50,412,558    $    41,040,770
Cost of goods sold .....................................        20,483,673         15,700,115         35,391,788         29,687,767
                                                           ---------------    ---------------    ---------------    ---------------
Gross profit ...........................................         9,431,918          6,766,017         15,020,770         11,353,003
Selling, general and administrative expenses ...........         6,832,944          3,898,396         13,794,519          8,644,167
                                                           ---------------    ---------------    ---------------    ---------------
Operating income .......................................         2,598,974          2,867,621          1,226,251          2,708,836
Interest expense .......................................          (372,883)          (233,238)        (1,046,628)          (486,228)
Other income ...........................................            86,800             37,998            141,295             82,082
                                                           ---------------    ---------------    ---------------    ---------------
Income before income taxes .............................         2,312,891          2,672,381            320,918          2,304,690
Provision for income taxes .............................          (832,640)          (985,944)          (115,531)          (901,350)
                                                           ---------------    ---------------    ---------------    ---------------
Net income .............................................   $     1,480,251    $     1,686,437    $       205,387    $     1,403,340
                                                           ===============    ===============    ===============    ===============

BASIC EARNINGS PER SHARE
     Earnings per share ................................   $          0.16    $          0.20    $          0.02    $          0.19
                                                           ===============    ===============    ===============    ===============
     Weighted average shares outstanding ...............         9,066,365          8,533,157          9,049,023          7,500,335
                                                           ===============    ===============    ===============    ===============

DILUTED EARNINGS PER SHARE
     Earnings per share ................................   $          0.16    $          0.19    $          0.02    $          0.18
                                                           ===============    ===============    ===============    ===============
     Weighted average shares outstanding ...............         9,118,553          8,703,569          9,097,094          7,610,291
                                                           ===============    ===============    ===============    ===============

                See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        NINE MONTHS ENDED
                                                                                               ------------------------------------
                                                                                                SEPTEMBER 30          OCTOBER 31
                                                                                                    2000                 1999
                                                                                               ---------------      ---------------
Cash flows from operating activities:
     Net income ..........................................................................     $       205,387      $     1,403,340
     Adjustments to reconcile net income to net cash
       used by operating activities:
         Depreciation and amortization ...................................................           1,151,937              474,096
         Amortization and write-off of
            debt discount and issuance costs .............................................              19,457               30,108
         Amortization of goodwill ........................................................             385,011
         Provision for doubtful accounts .................................................             (25,210)              45,358
         Loss on abandonment or sale of equipment ........................................              32,173                  628
         Deferred income taxes ...........................................................            (511,260)             357,729
         Changes in assets and liabilities:
            Accounts receivable ..........................................................          (7,872,548)          (5,441,038)
            Inventories ..................................................................          (5,483,265)          (3,618,059)
            Income taxes receivable/payable ..............................................             472,819              552,684
            Prepaid expenses .............................................................          (1,400,056)             (80,851)
            Accounts payable and accrued liabilities .....................................           7,166,187              961,505
                                                                                               ---------------      ---------------
               Net cash used in operating activities .....................................          (5,859,368)          (5,314,500)

Cash flows from investing activities:
      Cash used for acquisition of Meritus ...............................................            (884,033)
      Capital expenditures ...............................................................          (1,160,092)            (677,776)
      Proceeds from sale of equipment ....................................................                                    3,787
      Decrease (increase) in other assets ................................................              56,586              (53,852)
                                                                                               ---------------      ---------------
               Net cash used in investing activities .....................................          (1,987,539)            (727,841)

Cash flows from financing activities:
      Net borrowing  under revolving lines of credit .....................................           5,072,213              931,473
      Net borrowings on long-term debt ...................................................           2,279,234               15,314
      Net borrowings of long-term debt due to related party ..............................           4,800,000
      Payments of assumed Meritus debt ...................................................          (4,382,541)
      Net proceeds from issuance of common stock .........................................                                4,911,737
      Debt and stock issue refunds (costs) ...............................................              35,000              (85,433)
                                                                                               ---------------      ---------------
               Net cash provided by financing activities .................................           7,803,906            5,773,091

Effect of exchange rate changes on cash ..................................................             (28,524)             (26,824)
                                                                                               ---------------      ---------------
Net decrease in cash .....................................................................             (71,525)            (296,074)
Cash and cash equivalents, beginning of period ...........................................             478,970              554,197
                                                                                               ---------------      ---------------
Cash and cash equivalents, end of period .................................................     $       407,445      $       258,123
                                                                                               ===============      ===============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                         NINE MONTHS ENDED
                                                                                                ------------------------------------
                                                                                                 SEPTEMBER 30,         OCTOBER 31,
                                                                                                     2000                 1999
                                                                                                ---------------      ---------------
Supplemental disclosure of cash flow information:

Acquisition of Meritus:
  Property, plant and equipment acquired ..................................................     $      (748,730)
  Accounts receivable and other assets acquired ...........................................            (838,564)
  Liabilities assumed .....................................................................           7,475,172
  Note payable issued to the Reilings .....................................................           1,690,000
  Common stock issued (including treasury shares) .........................................           1,801,415
  Goodwill resulting from Meritus acquisition .............................................         (10,263,327)
                                                                                                ---------------      ---------------
  Net cash paid for Meritus acquisition ...................................................     $      (884,034)
                                                                                                ===============      ===============

                See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                             ACCUMULATED
                                COMMON STOCK       ADDITIONAL                   OTHER
                            -------------------     PAID-IN                 COMPREHENSIVE      RETAINED      TREASURY
                              SHARES    AMOUNT      CAPITAL     WARRANTS       INCOME          EARNINGS        STOCK        TOTALS
                            ---------  --------  ------------- ----------  ---------------    ----------  -------------   ----------
Balance, January 31, 1999   8,719,000 $ 87,190  $  21,162,568 $   102,500 $        14,296  $  2,155,410  $ (22,660,592) $   861,372

   Comprehensive income:
     Net income                                                                               1,280,991                   1,280,991
     Foreign currency
       translation adj.
       net of tax                                                                 (26,922)                                  (26,922)
                                                                                                                          ----------
   Comprehensive income:                                                                                                  1,254,069
   Issuance of 2,458,491
       common shares from
       the treasury                               (15,479,229)                                              20,479,229    5,000,000
   Options exercised                                 (518,189)                                                 621,968      103,779
   Stock issuance cost                               (230,231)                                                             (230,231)
                            ---------  --------  ------------- ----------  ---------------    ----------  -------------   ----------
Balance, December 31, 1999  8,719,000 $ 87,190  $   4,934,919 $   102,500 $       (12,626) $  3,436,401  $  (1,559,395) $ 6,988,989
   Comprehensive loss:
     Net loss                                                                                (1,276,913)                 (1,276,913)
     Foreign currency
       translation adj.
       net of tax                                                                 (12,036)                                  (12,036)
                                                                                                                          ----------
   Comprehensive loss                                                                                                    (1,288,949)
   Issuance of 347,365
       common shares and
       185,843 shares from
       the treasury          347,365     3,474        238,546                                                1,559,395    1,801,415
                            ---------  --------  ------------- ----------  ---------------    ----------  -------------   ----------
Balance, March 31, 2000     9,066,365 $ 90,664  $   5,173,465 $   102,500 $       (24,662) $  2,159,488                 $ 7,501,455

   Comprehensive loss:
     Net income                                                                                   2,049                       2,049
     Foreign currency
       translation adj.
       net of tax                                                                  22,086                                    22,086
                                                                                                                          ----------
   Comprehensive income:                                                                                                     24,135
                            ---------  --------  ------------- ----------  ---------------    ----------  -------------   ----------
Balance, June 30, 2000      9,066,365 $ 90,664  $   5,173,465 $   102,500 $        (2,576) $  2,161,537                 $ 7,525,590
   Comprehensive loss:
     Net income                                                                               1,480,251                   1,480,251
     Foreign currency
       translation adj.
       net of tax                                                                 (38,574)                                  (38,574)
                                                                                                                          ----------
   Comprehensive income:                                                                                                  1,441,677
                            ---------  --------  ------------- ----------  ---------------    ----------  -------------   ----------
Balance September 30, 2000  9,066,365 $ 90,664  $   5,173,465 $   102,500 $       (41,150) $  3,641,788                 $ 8,967,267
                            =========  ========  ============= ==========  ===============    ==========  =============   ==========

                See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DSI Toys, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items. Management also believes that the Statement of Operations' three-month and nine month comparisons of the calendar quarter and nine months' period ending September 30, 2000, to its prior year fiscal quarter and nine months period ending October 31, 1999, are not misleading. Recasting of the prior year information to the calendar quarter ending September 30, 1999, would not be cost effective and would not produce any materially different comparative operating results.

     The impact of the Company's change in its fiscal year-end, which was apparent in the net sales and net income numbers for the quarter ending June 30, 2000, is no longer evident in the net sales and net income numbers for the quarter ending September 30, 2000, and the impact for the nine month period ending September 30, 2000, is minimal. ( "See Item 2 - Seasonality.")

     The results of operations for the three months and nine months ended September 30, 2000, are not necessarily indicative of the results expected for the full year ending December 31, 2000.

2.    ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                         SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                          ----------------   ------------------
     Trade receivables............        $     15,217,276   $        5,405,587
     Provisions for:
       Discounts and markdowns....                (959,185)            (728,910)
       Return of defective goods..              (1,868,083)          (1,082,408)
       Doubtful accounts..........                (161,000)            (186,210)
                                          ----------------   ------------------
     Accounts receivable, net.....        $     12,229,008   $        3,408,059
                                          ================   ==================

3.    SEGMENT INFORMATION

      Financial information for the nine months ended September 30, 2000, and October 31, 1999, is as follows:

                                                                       UNITED STATES            HONG KONG           CONSOLIDATED
                                                                     ------------------     ------------------    ------------------
Nine months ended September 30, 2000:
    Net sales ...................................................    $       13,512,844     $       36,899,714    $       50,412,558
    Operating income (loss) .....................................            (3,934,063)             5,160,314             1,226,251
    Total assets at September 30, 2000 ..........................            32,037,354              9,541,373            41,578,727

Nine months ended October 31, 1999:
    Net sales ...................................................    $       13,859,098     $       27,181,672    $       41,040,770
    Operating income ............................................               758,375              1,950,461             2,708,836
    Total assets at October 31, 1999 ............................            15,597,177              4,563,620            20,160,797

4.    BUSINESS COMBINATION

      On January 7, 2000, the Company acquired by way of a merger all of the issued and outstanding stock of Meritus Industries, Inc. ("Meritus") in exchange for (i) 600,000 unregistered shares of the Company's common stock, less 66,792 shares of the Company's common stock, which shares were initially held by the Company and payable to Walter and Susan Reiling (the "Reilings") upon satisfaction of certain post-closing conditions as set forth in the Closing and Holdback Agreement between the parties; (ii) $884,034 in cash; and (iii) the Company's Subordinated Secured Promissory Note for $1,690,000 paid to the Reilings, who were the sole shareholders of Meritus. Based upon the final accounting at the end of the holdback period (June 7, 2000), the post-closing conditions were not satisfied and none of the held back (66,792) shares will be paid to the Reilings. The market value of the shares issued was $1,081,415 and was satisfied by the issuance of 347,365 shares of new stock and 185,843 shares in treasury stock. The note, bearing interest at 10.0375% per annum, requires quarterly principal and interest payments beginning April 1, 2000, and matures on January 7, 2005. Contemporaneously with the merger, the Company satisfied approximately $4.4 million of Meritus' debt.

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

5.    NOTES PAYABLE

      As of September 30, 2000, the Company was not in compliance with certain of the financial covenants under the revolving credit facility with Sunrock Capital Corp. (the "Revolver"), and does not anticipate being in compliance with the quarterly bank measurement of these covenants in the foreseeable future. Sunrock Capital Corp. has executed a written waiver of these covenant violations for the period ending September 30, 2000. Further, the Company and Sunrock Capital Corp. have begun negotiations to amend the Revolver. The Company believes that the Revolver will be amended prior to the end of calendar year 2000. In the event the Company is unable to obtain an amendment to the Revolver, or obtain further waivers from Sunrock Capital Corp., the Company would be required to look to alternative financial resources.

      PRO FORMA RESULTS OF OPERATIONS
      Presented below is a pro forma statement of operations for the fiscal quarter and nine months' period ending October 31, 1999. The pro forma reflects the combined operations of the Company and Meritus as if the merger of the Company and Meritus occurred on February 1, 1999.

                                                                                 THREE MONTHS ENDED OCTOBER 31, 1999
                                                                       ----------------------------------------------------------
                                                                             DSI                MERITUS              COMBINED
                                                                         (UNAUDITED)          (UNAUDITED)           (UNAUDITED)
                                                                       ---------------      ---------------       ---------------
Net sales ..........................................................   $    22,466,132      $     6,206,585       $    28,672,717

Net income .........................................................   $     1,686,437      $        18,342       $     1,704,779

Basic earnings per share
  Earnings per share ...............................................   $          0.20                            $          0.19
                                                                       ===============                            ===============
  Weighted average shares outstanding ..............................         8,533,157                                  9,086,365
                                                                       ===============                            ===============

Diluted earnings per share
  Earnings per share ...............................................   $          0.19                            $          0.19
                                                                       ===============                            ===============
  Weighted average shares outstanding ..............................         8,703,569                                  9,256,777
                                                                       ===============                            ===============
                                                                                 THREE MONTHS ENDED OCTOBER 31, 1999
                                                                       ----------------------------------------------------------
                                                                             DSI                MERITUS              COMBINED
                                                                         (UNAUDITED)          (UNAUDITED)           (UNAUDITED)
                                                                       ---------------      ---------------       ---------------
Net sales ..........................................................   $    41,040,770      $    13,831,978       $    54,872,748

Net income (loss) ..................................................   $     1,403,340      $      (616,535)      $       786,805

Basic earnings per share
  Earnings per share ...............................................   $          0.19                            $          0.10
                                                                       ===============                            ===============
  Weighted average shares outstanding ..............................         7,500,335                                  8,033,543
                                                                       ===============                            ===============

Diluted earnings per share
  Earnings per share ...............................................   $          0.18                            $          0.10
                                                                       ===============                            ===============
  Weighted average shares outstanding ..............................         7,610,291                                  8,143,499
                                                                       ===============                            ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: STATEMENTS IN THIS REPORT THAT ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT PLANS AND EXPECTATIONS REGARDING PRODUCTS AND OPPORTUNITIES, DEMAND AND ACCEPTANCE OF NEW AND EXISTING PRODUCTS, CAPITAL RESOURCES AND FUTURE FINANCIAL CONDITION AND RESULTS ARE FORWARD-LOOKING. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED. THESE UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, CHANGING CONSUMER PREFERENCES, LACK OF SUCCESS OF NEW PRODUCTS, LOSS OF THE COMPANY'S CUSTOMERS, COMPETITION, AND OTHER FACTORS DISCUSSED IN THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1999.
      EXCEPT AS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" REFER TO DSI TOYS, INC. AND ITS WHOLLY OWNED SUBSIDIARIES, DSI (HK) LIMITED, MERITUS INDUSTRIES LIMITED, RSP PRODUCTS LIMITED, AND ELITE DOLLS LIMITED (COLLECTIVELY, "DSI (HK)"). THE TERMS "FISCAL YEAR" AND "FISCAL" REFER TO THE COMPANY'S FISCAL YEAR, WHICH IS THE YEAR ENDING DECEMBER 31 OF THE CALENDAR YEAR MENTIONED. THE COMPANY CHANGED ITS FISCAL YEAR FROM A JANUARY 31 YEAR-END TO A DECEMBER 31 YEAR-END DURING 1999; THEREFORE, REFERENCES TO FISCAL YEARS 1998 AND PRIOR REFER TO THE COMPANY'S FISCAL YEAR ENDED JANUARY 31 OF THE FOLLOWING CALENDAR YEAR MENTIONED. ACCORDINGLY, A REFERENCE TO FISCAL 1998 IS A REFERENCE TO THE PERIOD ENDING JANUARY 31, 1999. A REFERENCE TO FISCAL 1999 IS A REFERENCE TO THE ELEVEN MONTH PERIOD ENDING DECEMBER 31, 1999.

     The impact of the Company's change in its fiscal year-end, which was apparent in the net sales and net income numbers for the quarter ending June 30, 2000, is no longer evident in the net sales and net income numbers for the quarter ending September 30, 2000, and the impact for the nine month period ending September 30, 2000, is minimal.

GENERAL

      The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere herein.

      The Company designs, develops, markets and distributes toys and children's consumer electronics. Core product categories are (i) juvenile audio products, including walkie-talkies, pre-teen audio products and musical toys; (ii) girls' toys, including dolls, play sets and accessories; and (iii) boys' toys, including construction sets, radio control vehicles, and western and military toys. Historically, the majority of the Company's sales have been made to customers based in the United States. All of the Company's international sales are denominated in United States dollars; therefore, the Company is not subject to exchange rate risk with respect to international sales.

      On January 7, 2000, the Company acquired Meritus Industries, Inc. ("Meritus"), a privately held toy manufacturer by way of merger. Pursuant to the terms of the merger, the Company acquired all of the issued and outstanding stock of Meritus in exchange for (i) 600,000 unregistered shares of the Company's common stock, less 66,792 shares of the Company's common stock, which shares were initially held by the Company and are payable to Walter and Susan Reiling (the "Reilings"), upon satisfaction of certain post-closing conditions as set forth in a Closing and Holdback Agreement between the parties; (ii) $884,034 in cash; and (iii) the Company's Subordinated Secured Promissory Note for $1,690,000 paid to the Reilings, who were the sole shareholders of Meritus. Based upon the final accounting at the end of the holdback period (June 7, 2000) the post-closing conditions were not satisfied and none of the held back (66,792) shares will be paid to the Reilings. Contemporaneously with the merger, the Company satisfied approximately $4.4 million of Meritus' debt.

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

      As a result of its merger with Meritus, the Company acquired three wholly owned Hong Kong subsidiaries, Meritus Industries Limited, RSP Products Limited, and Elite Dolls Limited, which are engaged in the Company's doll manufacturing operations. The Company is in the process of consolidating the three newly acquired subsidiaries with DSI (HK) Limited.

      As a result of the transactions consummated in connection with the merger with Meritus, MVII's share ownership is approximately 61% of the Company's outstanding shares of Common Stock.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                                              PERCENT OF NET SALES
                                                   ---------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   -----------------------------------     -----------------------------------
                                                    SEPTEMBER 30         OCTOBER 31         SEPTEMBER 30         OCTOBER 31
                                                        2000                1999                2000                1999
                                                   ---------------     ---------------     ---------------     ---------------
Net sales ......................................             100.0%              100.0%              100.0%              100.0%
Costs of goods sold ............................              68.5                69.9                70.2                72.3
                                                   ---------------     ---------------     ---------------     ---------------
Gross profit ...................................              31.5                30.1                29.8                27.7
Selling, general and administrative expenses ...              22.8                17.4                27.4                21.1
                                                   ---------------     ---------------     ---------------     ---------------
Operating income ...............................               8.7                12.7                 2.4                 6.6
Interest expense ...............................              (1.2)               (1.0)               (2.1)               (1.2)
Other income ...................................                .3                 0.2                  .3                 0.2
                                                   ---------------     ---------------     ---------------     ---------------
Income before income taxes .....................               7.8                11.9                  .6                 5.6
Provision for income taxes .....................              (2.8)               (4.4)                (.2)               (2.2)
                                                   ---------------     ---------------     ---------------     ---------------
Net income .....................................               5.0%                7.5%                 .4%                3.4%
                                                   ===============     ===============     ===============     ===============

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1999

NET SALES.

      Net sales for the three months ended September 30, 2000, increased $7.4 million, or 33.2%, to $29.9 million from $22.5 million in the comparable period of 1999. This increase included $4.7 million in sales of Meritus items. Excluding these Meritus items, net sales increased $2.7 million, or 12.2%, from the third quarter of 1999. The total increase was due to increased sales of girls' toys, offset by decreases in other categories. ("See Item 2 - Introduction and Note 1 to Consolidated Financial Statements.")

      Net sales of juvenile audio products during the third quarter ended September 30, 2000, decreased $400,000, or 3.0%, to $13.8 million from $14.2 million compared to the similar period of 1999. This decrease was due primarily to a reduction in sales of walkie-talkies, partially offset by increased sales of musical toys.

      Net sales of girls' toys increased $8.1 million, or 266.0% to $11.1 million during the third quarter ended September 30, 2000, from $3.0 million in the third quarter in 1999. Meritus items contributed $4.7 million of this increase. Excluding these Meritus items, net sales of girls' toys in the third quarter of 2000 were $6.4 million, a 211.0% increase from the third quarter of 1999. Increased sales for 2000 were also driven by sales of the PRIDE & JOY (SWEET FAITH)(TM) and HUSH LI'L BABY(R) dolls.

      Net sales of boys' toys was $4.1 million in the third quarter ended September 30, 2000, equal to the $4.1 million in the third quarter of 1999. A sales increase due to the introduction of the INSECTOR(TM) remote control car in 2000 was offset by reduced sales of military building items from the comparable 1999 period.

      Net sales of products in other categories during the third quarter ended September 30, 2000, decreased $200,000, or 17.9%, to $900,000 during the third quarter ended September 30, 2000, from $1.1 million in the third quarter of 1999. The decrease was due primarily to reduced sales of game and listening detection products.

      International net sales for the three months ended September 30, 2000, increased $1.1 million, or 20.1%, to $7.0 million from $5.9 million in the comparable period of 1999. The increase was due primarily to increased sales to the United Kingdom.

      GROSS PROFIT. Gross profit increased $2.6 million, or 39.4%, to $9.4 million for the third quarter ended September 30, 2000, from $6.8 million in the first nine months of 1999. Gross profit as a percentage of net sales increased to 31.5% in the third quarter ended September 30, 2000, from 30.1% in the third quarter of fiscal 1999. The gross profit dollar increase reflects the increased sales volume for the quarter. The increase in gross profit as a percentage of sales reflects the predominance of proprietary products in the sales mix.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $6.8 million in the third quarter ended September 30, 2000, compared with $3.9 million for the third quarter of 1999, an increase of $2.9 million. The increase was primarily due to additional expenses, including those associated with the Meritus merger, such as salaries, professional fees and goodwill amortization, as well as television advertising expense related to INSECTOR(TM) and HUSH LI'L BABY(R).

      INTEREST EXPENSE. Interest expense during the third quarter ended September 30, 2000, increased to $373,000 from $233,000 in the second quarter of 1999 due to borrowings associated with the Meritus merger.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 1999 NET SALES.

      Net sales for the nine months ended September 30, 2000, increased $9.4 million, or 22.8%, to $50.4 million from $41.0 million in the comparable period of 1999. This increase included $8.9 million in sales of Meritus items. Excluding these Meritus items, net sales increased $500,000, or 1.0%, from the first nine months of 1999. The total increase was due to increased sales of girls' toys, offset by decreases in other categories. ("See Item 2 - Introduction and Note 1 to Consolidated Financial Statements.")

      Net sales of juvenile audio products during the nine months ended September 30, 2000, decreased $4.1 million, or 15.9%, to $21.5 million, from $25.6 million compared to the similar period of 1999. This decrease was due primarily to a reduction in sales of walkie-talkies, due to a product line transition.

      Net sales of girls' toys increased $14.8 million, or 322.0%, to $19.5 million during the nine months ended September 30, 2000, from $4.7 million in the first nine months in 1999. Meritus items contributed $8.9 million of this increase. Excluding these Meritus items, net sales of girls' toys in the first nine months of 2000 were $10.6 million, a 228.0% increase from the first nine months of 1999. Increased sales for 2000 were also driven by sales of the PRIDE & JOY (SWEET FAITH)(TM) and HUSH LI'L BABY(R) dolls.

      Net sales of boys' toys decreased $1.0 million, or 12.1%, to $7.2 million in the nine months ended September 30, 2000, from $8.2 million in the first nine months of 1999. The decrease was primarily due to a decrease in sales of military items, western guns, and the remote control gyrocycle from the first nine months of 1999, offset by the 2000 introduction of the INSECTOR(TM) remote control car.

      Net sales of products in other categories during the nine months ended September 30, 2000, decreased $400,000, or 17.7%, to $2.2 million from $2.6 million in the first nine months of 1999. The decrease was due primarily to decreased sales of games, listening detection devices, and preschool products.

      International net sales for the nine months ended September 30, 2000, decreased $100,000, or 1.3%, to $10.5 million from $10.6 million in the first nine months ended October 31, 1999. The decrease was due primarily to decreased sales to European Continent countries, partially offset by increased sales to the United Kingdom.

      GROSS PROFIT. Gross profit increased $3.6 million, or 32.3%, to $15.0 million for the nine months ended September 30, 2000, from $11.4 million in the first nine months of 1999. Gross profit as a percentage of net sales increased to 29.8% in the nine months ended September 30, 2000, from 27.7% in the first nine months of fiscal 1999. The gross profit dollar increase reflects the increased sales volume for the quarter. The increase in gross profit as a percentage of sales reflects the predominance of proprietary products in the sales mix.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $13.8 million in the nine months ended September 30, 2000, compared with $8.6 million for the first nine months of fiscal 1999, an increase of $5.2 million. The increase was primarily due to additional expenses, including those associated with the Meritus merger, such as salaries, professional fees and goodwill amortization, as well as television advertising expense related to INSECTOR(TM) and HUSH LI'L BABY(R) .

      INTEREST EXPENSE. Interest expense during the nine months ended September 30, 2000, increased to $1.0 million from $486,000 in the first nine months of 1999 due to borrowings associated with the Meritus merger.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded its operations and capital requirements with cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions to inventory, financing accounts receivable and capital expenditures for product development.

      The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the first two quarters. To manage these working capital requirements, the Company maintains credit facilities collateralized principally by accounts receivable and inventory. The Company currently has a line of credit facility with State Street Bank and Trust Company - Hong Kong Branch (the "Hong Kong Credit Facility") and a revolving credit facility with Sunrock Capital Corp. (the "Revolver"). At October 31, 2000, the Company had additional eligible borrowing capacity of $2.2 million in the aggregate under the Revolver and the Hong Kong Credit Facility.

      The Company's operating activities used net cash of $5.9 million during the first nine months of fiscal year 2000, consisting primarily of increases in accounts receivable and inventory partially offset by accounts payable. Net cash used in investing activities was $2.0 million and was primarily the result of capital expenditures and the acquisition of Meritus. Net cash provided by financing activities was $7.8 million including $5.1 million in net borrowings under revolving lines of credit and net borrowings of long-term debt of $7.1 million, offset by the payment of $4.4 million in debt assumed in the Meritus acquisition. The Company's working capital at September

30, 2000, was $7.2 million and unrestricted cash was $407,000, and the Company's working capital at October 31, 1999, was $6.1 million and unrestricted cash was $258,000.

      The Company believes that available borrowings under the Revolver and the Hong Kong Credit Facility, which was $3.0 million at September 30, 2000, together with cash from operations will be sufficient to meet the Company's operating cash requirements, fund the Company's anticipated capital expenditures and fund scheduled debt service for the foreseeable future. In the event the Company's operations do not generate sufficient cash flow and borrowing capacity to meet the Company's requirements, the Company would be required to look to alternative financial resources, such as issuing additional debt and equity securities. ("See Item 2 - Seasonality.")

      The Company has projected approximately $1.2 million for capital expenditures, consisting primarily of purchases of tools and molds for fiscal 2000.

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

      In connection with the acquisition of Meritus, the Company borrowed $5 million from MVII. The debt is evidenced by a promissory note dated January 7, 2000. The note bears interest at a rate of prime plus 2%, matures on July 1, 2004, and is subordinate to the Revolver. The proceeds from the note were used primarily to facilitate the merger, including the payment of Meritus' debt described above.

      In addition, the Company is obligated to make future minimum royalty payments under certain of its license agreements. As of September 30, 2000, the Company was required to pay guaranteed royalties under these licenses of $112,000, $206,000 and $43,000 per year from 2000 through 2002, respectively.

      As of September 30, 2000, the Company was not in compliance with certain of the financial covenants under the Revolver and does not anticipate being in compliance with the quarterly bank measurement of these covenants in the foreseeable future. Sunrock Capital Corp. has executed a written waiver of these covenant violations for the period ending September 30, 2000. Further, the Company and Sunrock Capital Corp. have begun negotiations to amend the Revolver. The Company believes that the Revolver will be amended prior to the end of calendar year 2000. In the event the Company is unable to obtain an amendment to the Revolver, or obtain further waivers from Sunrock Capital Corp., the Company would be required to look to alternative financial resources.

      As part of the Company's strategy, the Company will continue to evaluate potential acquisitions of other toy businesses or product lines that the Company believes would complement its existing business.

SEASONALITY

      The retail toy industry is very seasonal, with the Christmas holiday season representing over two-thirds of total annual retail toy sales. The Company has experienced this seasonal pattern in its net sales. To accommodate this peak selling season, holiday toy lines are introduced early in the first calendar quarter. Retailers normally commit to their holiday season purchases during the first two calendar quarters, and those orders are generally shipped to the retailers' distribution centers on a scheduled basis from May through October. During fiscal 1999, 80% of the Company's net sales were made during the Company's second and third fiscal quarters (May through October), generally in connection with retail sales for the Christmas holiday season. As a result of the seasonality of the Company's business, the Company expects that it will incur a loss in the first quarter and fourth quarter of each fiscal year, even in years in which the Company is profitable for the entire year.

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

ITEM 5.  OTHER INFORMATION

      On September 12, 2000, by action of the Board of Directors of the Company, pursuant to Article III, Section I of the Company's Bylaws, the number of directors of the Company was increased from seven (7) to eight (8), and (ii) Michael J. Lyden was appointed to fill the created director position until the annual meeting of the Company in 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
      The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b)  Reports Submitted on Form 8-K
      The Company filed a Form 8-K dated January 7, 2000, and filed on January 21, 2000, for the purpose of reporting the acquisition of all of the issued and outstanding shares of common stock of Meritus Industries, Inc.
      The Company filed a Form 8-K/A dated January 7, 2000, and filed on February 15, 2000, for the purpose of reporting certain financial statements and financial information in connection with the acquisition of all of the issued and outstanding shares of common stock of Meritus Industries, Inc., which financial statements and financial information was unavailable at the time of the original filing of the Form 8-K referenced hereinabove.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DSI Toys, Inc.

Dated: November 14, 2000       /s/ MICHAEL J. LYDEN
                               -------------------------------------------------
                               Michael J. Lyden
                               President and  Chief Executive Officer

Dated: November 14, 2000   By: /s/ ROBERT L. WEISGARBER
                               -------------------------------------------------
                               Robert L. Weisgarber
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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

10.2 Closing and Holdback Agreement dated January 7, 2000, by and between the Company and Meritus Industries, Inc. et al. (filed as Exhibit 2.3 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

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

10.11 Amendment No. 2 to DSI Toys, Inc. 1997 Stock Option Plan (filed as Exhibit
      10.11 to the Company's Form 10-Q for the quarterly period ended June 30,
      2000), incorporated herein by reference.

10.12 Amendment No. 3 dated July 14, 2000, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 2000), incorporated herein by reference.

27    Financial Data Schedule. *

99.1 DSI Toys, Inc. Audit Committee of the Board of Directors, Charter, adopted by the Board of Directors on May 23, 2000 (filed as Exhibit 99.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2000), incorporated herein by reference.

(1) Filed as a part of the Registrant's Registration Statement on Form S-1 (No. 333-23961) and incorporated herein by reference.

*     Filed herewith