Form 10-K
period 2000-12-31
DSI TOYS INC
filed 2001-04-02
CIK 1034257

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the fiscal year ended:                        Commission File Number:
          December 31, 2000                                    0-22545

                                 DSI TOYS, INC.
             (Exact name of Registrant as specified in its charter)

                      Texas                                   74-1673513
          (State or other jurisdiction                     (I.R.S. Employer
        of incorporation or organization)                 Identification No.)

          1100 West Sam Houston Parkway, North

                     Houston, Texas                              77043
        (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (713) 365-9900

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
 Common Stock, $.01 par value                             Nasdaq

Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 15, 2001 was $5,257,408.

      As of March 15, 2001 there were 9,066,365 shares of common stock, $.01 par value, outstanding.

                       Documents incorporated by reference

      Portions of the definitive Proxy Statement for the registrant's 2001 Annual Meeting of Shareholders to be held on May 22, 2001, are incorporated by reference in Part III of this Form 10-K.

                                Table of Contents

                                                                            Page

                                     Part I

Item 1. Business........................................................Page 1

Item 2. Properties.....................................................Page 13

Item 3. Legal Proceedings..............................................Page 13

Item 4. Submission of Matters to a Vote of Security Holders............Page 13

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
            Matters ....................................................Page 14

Item 6.  Selected Consolidated Financial Data...........................Page 16

Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................Page 17

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....Page 23

Item 8.  Financial Statements and Supplementary Data....................Page 23

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................Page 23

                                    Part III

General ................................................................Page 24

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K ...................................................Page 24

Signatures..............................................................Page 25

Index to Consolidated Financial Statements and Schedule.....................F-1

Index to Exhibits...........................................................E-1

                                     PART I

ITEM 1. BUSINESS

General Development of the Business

      Except as otherwise indicated, references to the "Company" refer to DSI Toys, Inc. and its four wholly owned Hong Kong subsidiaries, DSI(HK) Limited ("DSI(HK)"), Meritus Industries Limited, RSP Products Limited and Elite Dolls Limited. The terms "fiscal year" and "fiscal" refer to the Company's fiscal year which is the year ending December 31 of the calendar year mentioned (e.g., a reference to fiscal 2000 is a reference to the fiscal year ended December 31,
2000). Effective December 31, 1999, the Company changed its fiscal year end from January 31 to a calendar year end.

      The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products. Core products include youth electronics such as Tech-Link(R) brand communications products, eoBRAIN(TM) brand hand-held electronic companions, Kawasaki(R) brand musical instruments, GearHead(R) brand remote control vehicles and a full range of doll brands including Sweet Faith(R), Pride and Joy(TM), Too Cute Twins(TM), Hush Li'l Baby(R), Little Darlings(TM), and the Elite(R) brand of Lifetime Play Dolls(TM) and Fashion Buzz(TM) Air Nails Salon(TM) activity sets.

Meritus Acquisition

      Effective January 7, 2000, the Company acquired by way of merger Meritus Industries, Inc. ("Meritus"), a privately held toy manufacturer headquartered in Fairfield, New Jersey, engaged in the manufacturing and marketing of dolls, doll houses, doll accessories, and Girls' Toys. Pursuant to the terms of the merger, the Company acquired all of the issued and outstanding stock of Meritus for 533,208 shares of the Company's Common Stock and $2.8 million in other consideration paid to the shareholders of Meritus. Contemporaneously with the merger, the Company satisfied $4.4 million of Meritus' debt.

      As a result of the merger, the Company added the Baby Beans(R) brand soft bean bag dolls, Forever Girl Friends(R) brand accessories for 11-1/2" fashion dolls, and Little Darlings(TM) brand value-priced action feature dolls to its product offerings, as well as the Elite Dolls(TM) brand, which was created by Meritus specifically to manufacture and market Lifetime Play Dolls(TM), a line of exquisite 18" dolls and accessories suitable for playing or collecting. The brands acquired from Meritus are available at retail toy outlets and specialty stores and are sold in more than 40 countries worldwide.

      Also as a result of its merger with Meritus, the Company acquired three wholly-owned Hong Kong subsidiaries: Meritus Industries Limited, RSP Products Limited, and Elite Dolls Limited, which are engaged in the Company's doll manufacturing operations. The Company is in the process of consolidating the three newly-acquired subsidiaries with DSI(HK).

      The Company was incorporated in Texas in 1970. Its executive offices are located at 1100 West Sam Houston Parkway, North, Houston, Texas, telephone (713) 365-9900. The Company maintains its primary worldwide website at www.dsitoys.com.

Description of Business Segments and Products

      The Company has three major product categories which represent the Company's operating segments: Juvenile Audio Products, Girls' Toys and Boys' Toys. Notwithstanding the foregoing, because these operating segments all have similar economic characteristics, the Company has one reportable business segment. For additional information with respect to the Company's business segment reporting, see Note 12 to the Consolidated Financial Statements.

Juvenile Audio Products

      The Juvenile Audio Product category consists of Youth Communications products and Musical Instruments. Products in the Youth Communications line include walkie-talkies, wrist watch walkie-talkies, and audio products. The portfolio of brands in this category include Tech-Link(R) and Micro Link(TM) communications products, Harley-Davidson(R) walkie-talkies and bike alarms, and the Company's new eoBRAIN(TM) brand hand-held electronic companions. The Musical Instrument line includes the branded category of Kawasaki(R) guitars, drum pads, saxophones, keyboards and mixer keyboards and Josie and The Pussycats(TM) guitars, keyboards, drum pads and tambourines.

Girls' Toys

      The Girls' Toys product category includes dolls, plush toys, play sets, accessories, and activity toys. The Girls' Toys portfolio of brands includes Sweet Faith(R), Pride & Joy(TM), Dear Grace(TM), Good Will(TM), Precious Prayers(TM), Little Darlings(TM), Hush Li'l Baby(R), Baby Beans(R) and the Elite(R) brand of Lifetime Play Dolls(TM). New introductions for 2001 in this category include the Too Cute Twins(TM), Susie So Smart(TM), and "Happy Birthday to You" dolls, Kitty Kitty Kittens(R) plush toys, and the unique Fashion Buzz(TM) Air Nails Salon(TM) activity set.

Boys' Toys

      The Boys' Toys product category includes remote control and infra-red control vehicles. The portfolio of brands in this product category are GearHead(TM) remote control vehicles, including the Insector(TM), and the new unique ultra-articulated Street Savage(TM). The GearHead(TM) brand also includes GearHead(TM)Jr. infra-red control vehicles.

Product Introductions

      New product introductions during 2000 included the Insector(TM) R/C vehicles, the Micro Link(TM) walkie-talkie wrist watch, the Data Dawg(TM) interactive pet, the Kawasaki(R) Bang-A-Boom(TM) percussion instrument and the Good Will(TM), Dear Grace(TM), Precious Prayers(TM), and Hush Li'l Baby(R) dolls. Additionally, the Company acquired the following product lines in connection with the Meritus acquisition: the Baby Beans(R) brand soft bean bag dolls, the Forever Girl Friends(R) brand accessories for 11 1/2" fashion dolls, and the Elite Dolls(TM) brand of 18" dolls and accessories.

      The following table depicts the Company's net sales, as a percentage of total net sales, by product category for the fiscal years indicated.

Product Category                                 2000        1999       1998
                                                -----       -----      -----
      Juvenile Audio Products                    39.5%       61.0%      72.6%
      Girls' Toys                                39.8        14.5        5.8
      Boys' Toys                                 18.0        19.0       14.5
      Other                                       2.7         5.5        7.1
                                                -----       -----      -----
            Total                               100.0%      100.0%     100.0%
                                                =====       =====      =====

      The significant increase in Girls' Toys as a percentage of net sales reflects the acquisition of Meritus and its product lines in January 2000. Meritus was engaged in the development, manufacture and marketing of Girls' Toys only. Excluding the Meritus items, Girls' Toys would be 29.1% of sales, and Juvenile Audio Products, Boys' Toys and Other would be 46.5%, 21.2%, and 3.2% respectively.

      Between 30% and 40% of the Company's products (by dollar volume of net sales) are replaced each year through the introduction of new products. As a result of this turnover, product development is critical to the Company's business. The Company develops both proprietary and non-proprietary products. The Company's proprietary product lines consist of products that (i) are licensed from outside inventors and designers, (ii) incorporate trademarks licensed to the Company, (iii) are designed in-house, or (iv) are manufactured using Company owned tooling, dies and molds based on a proprietary design or idea owned by the Company or the inventor. Proprietary toys accounted for approximately 78%, 72%, and 47% of the Company's net sales for fiscal 2000, 1999, and 1998, respectively. The Company's proprietary products generally yield higher gross margins to the Company than non-proprietary products.

      Non-proprietary products are defined by the Company as toys designed and manufactured by independent toy manufacturers and marketed by the Company, usually on an exclusive basis in the Company's primary markets. The Company selects its non-proprietary products after an evaluation of several factors, including the quality and pricing of the product, as well as whether the product presents an opportunity for the Company to utilize packaging and marketing to differentiate the product from other toys. The Company often markets these toys under in-house brands, such as Tech-Link(R) and My Music Maker(R). Non-proprietary products accounted for approximately 22%, 28%, and 53% of the Company's net sales for fiscal 2000, 1999 and 1998, respectively.

Customers

      The Company made sales to over 750 different customers in approximately 50 countries during fiscal 2000. The table below sets forth the Company's net sales by geographic area as a percentage of total net sales for the specified fiscal years.

Geographic Area                                   2000        1999       1998
                                                  -----       -----      -----
         United States                            81.1%       77.4%      79.0%
         All Foreign Countries                    18.9        22.6       21.0

      The Company's principal customers are retailers, including mass merchandising discounters such as Wal-Mart, Kmart and Target, specialty toy retailers such as Toys "R" Us, Kay Bee Toy & Hobby, FAO Schwarz, ZanyBrainy, and QVC, and deep discount stores such as Family Dollar Stores, Inc., Consolidated Stores Corporation and Value City Department Stores, Inc. The Company's top five customers accounted for approximately 46% of the Company's net sales in fiscal 2000. Wal-Mart and Toys "R" Us accounted for 18.1% and 11.5%, respectively, of the Company's net sales during fiscal 2000. In fiscal 1999, Wal-Mart accounted for 20.8% of the Company's annual net sales. The only customers that accounted for more than 10% of the Company's annual net sales in Fiscal 1998 were Wal-Mart (18.7%) and Toys "R" Us (10.6%). During fiscal 2000, the Company's sales to Toys "R" Us, Wal-Mart, Kmart, Target and Kay-Bee Toy & Hobby, the five largest toy retailers in the United States, increased as a percentage of the Company's net sales to 46.1% compared to 42.5% of net sales during fiscal 1999 and 46.3% of net sales during fiscal 1998. The Company does not have long-term contractual arrangements with its customers.

      The increase in sales in the United States as a percentage of the total net sales reflects the effects of the addition of Meritus, which historically has had minimal international sales. Notwithstanding the foregoing, within the United States the Company and Meritus had very similar customer bases; as a result there was no change in the Company's top five customers due to the Meritus acquisition. The increase in sales to Toys "R" Us as a percentage of the Company's total net sales, however, was significantly due to the additions of the Meritus product lines.

Marketing and Sales

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

Advertising

      In recent years, the Company has allocated the majority of its advertising budget to television promotion, retailer-based programs and print advertising. The Company utilized a television advertising campaign for the first time in fiscal 1995 in connection with the introduction of the Rosie(R) doll. Spending on television advertising in fiscal 1998 was significantly reduced, and in fiscal 1999, the Company utilized television advertising only to conduct a market test of its doll, Hush Li'l Baby(R). During 2000, the Company increased its television advertising with the television promotion of the Insector(TM) R/C vehicle and Hush Li'l Baby(R) doll as well as conducting a market test of its doll, Susie So Smart(TM). In addition, during 2000 the Company utilized a portion of its advertising budget on print advertising for the Pride & Joy(TM) product line as well as participating in retailer based programs. The Company expects to expand its promotional programs to include increased television and consumer magazine advertising of certain, unique proprietary products, as well as year-round public relations programs, participation in national consumer-based toy test awards programs, internet linkages where appropriate, trade advertising and traditional retailer-based ad programs including cooperative promotional ads, special offers and retail catalogues.

Manufacturing

      The Company annually contracts with 30 or more independent manufacturers located principally in the Peoples' Republic of China (the "PRC") within a 300-mile radius of Hong Kong for the manufacture of its products. The Company may use more than one manufacturer to produce a single product. The manufacturers that accounted for more than 10% of the Company's purchases of products during fiscal 2000 were Potex Toys Manufacturer Ltd. (16.5%), which manufactured musical instruments and infrared control vehicles; Wah Lung (14.7%), which manufactured dolls and girls' playsets; Jetwin (14.4%), which manufactured plush toys and dolls; and Loyal Technology Co. Ltd. (11.3%), which manufactured walkie-talkies and audio products. Manufacturing commitments are made on a purchase order basis. The Company does not have long-term contractual arrangements with its manufacturers.

      Decisions related to the choice of manufacturer for non-proprietary products generally are based on reliability, quality of merchandise, price and the ability of the manufacturer to meet the Company's or its customers' delivery requirements. Proprietary products designed by the Company are placed with a specific manufacturer whose expertise is in that type of toy. The Company currently has its tooling placed in several different manufacturing facilities and generally receives delivery 60 to 90 days after its purchase orders are booked.

      One of the Company's subsidiaries, DSI(HK), monitors manufacturing operations, including quality control, production scheduling and order fulfillment from the manufacturers. DSI(HK) utilizes a quality control and assurance staff of degreed engineers and inspectors. As a result of its merger with Meritus, the Company acquired three additional wholly-owned Hong Kong subsidiaries: Meritus Industries Limited, RSP Products Limited, and Elite Dolls Limited, which subsidiaries are engaged in the Company's doll manufacturing operations. The Company is in the process of consolidating the three acquired subsidiaries with DSI(HK).

      The principal materials used in the production of the Company's products are plastics, integrated circuits, batteries, corrugated paper (used in packaging and packing material) and textiles. The Company believes that an adequate supply of materials used in the manufacture and packaging of its products is readily available from existing and alternative sources at reasonable prices.

Distribution

      The Company distributes its products either FOB Asia or through direct sales made from inventory maintained at its Houston facilities. For FOB Asia sales, the customer places its order and provides shipping instructions, and the toys are then manufactured and shipped directly from the factory to the customer or its freight consolidator.

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

License Agreements

      Various license agreements with third parties, including Kawasaki Motors Corp., U.S.A., ("Kawasaki") Discovery Communications, Inc. ("Discovery Channel") and inventors, permit the Company to utilize the trademark, character or product of the licensor in its product line. In return, the Company agrees to pay a percentage of net sales ("royalty rate") of the licensed product. Typically, these royalty rates range from 4% to 7% of net sales. Sales of licensed products such as the Insector(TM) R/C vehicle, the Pride & Joy(TM) brand dolls, and the Kawasaki(R) musical instruments accounted for approximately 59%, 54% and 24% of the Company's net sales during fiscal 2000, 1999, and 1998, respectively. The acquisition of licenses also typically requires the payment of non-refundable advances and/or guaranteed minimum royalties.

      The Company initially entered into a license agreement with Kawasaki Motors Corp., USA in January of 1994, and that agreement together with subsequent amendments, and renewals thereof, has authorized the Company to use the Kawasaki(R) brand name in connection with several different products, including R/C motorcycles, bicycle accessories, walkie-talkies and a complete line of electronic musical instruments, including keyboards, guitars and percussion instruments. The current agreement with Kawasaki expires on December 31, 2002. In addition, the Company has licenses with the World Wrestling Federation Entertainment, Inc.; Discovery Communications, Inc. (Discovery Channel(R)); AM General (HUMVEE(R) and HUMMER(R)); and Discovery Channel Catalogue, LLC (Crocodile Hunter(TM)).

      Recently, the Company entered into licensing agreements with the following companies: (i) Archie Comic Publications, Inc., Riverdale Productions, Inc., and Universal Studios Licensing, Inc. for the Josie and The Pussycats(TM)trademark and characters for the marketing and sales of musical instruments; (ii) Harley-Davidson Motor Company, Inc. for the Harley-Davidson(R)trademarks and service marks for the marketing and sale of communication products; (iii) the Timex Corporation for use of the Timex Data Link(R)system with the eoBRAIN(TM) brand hand-held electronic companions;
(iv) GM Design Center, General Motors Corporation for the Chevrolet Super Sport Roadster (SSR) trademark and related names, emblems and body designs for the marketing and sale of R/C vehicles; and (v) Warner/Chappel Music, Inc. (sublicense) for the "Happy Birthday to You" music and lyrics for the marketing and sale of dolls, plush toys, and novelty products.

      As of December 31, 2000, the aggregate guaranteed royalties payable by the Company under all of its licenses total approximately $97,000 in fiscal 2001 and $125,000 thereafter through fiscal 2003.

      The Company believes that by developing licensed products based principally on popular properties and trademarks, it can establish a licensed product portfolio that is characterized by products with a longer life cycle than is typical in the toy industry. The Company intends to continue to develop its licensed product lines by targeting licensing opportunities to take advantage of advertising, publicity and media exposure.

Competition

      The toy industry is highly competitive. Dun & Bradstreet categorizes over 1,000 companies as toy manufacturers. Competitive factors include product appeal, new product introductions, space allocation by the major retailers, price and order fulfillment capability. The Company competes with many companies that have greater financial resources and advertising budgets than the Company, including Mattel, Inc. and Hasbro, Inc., the largest U.S. toy companies. The Company also considers Trendmaster, Inc., The Lego Company, Inc., Playmates Toys, Inc., ToyMax International, Inc., Toy Biz, Inc., KIDdesigns, Inc., and MGA Entertainment to be among its other competitors. In addition, due to the low barriers to entry into the toy business, the Company competes with many smaller toy companies, some of which market single products.

Seasonality

      Retail sales of toy products are seasonal, with a majority of retail sales occurring during the Christmas holiday period: September through December. As a result, shipments of toy products to retailers are typically greater in each of the third and fourth quarters than in the first and second quarters combined. This seasonality is increasing as the large toy retailers are becoming more efficient in their inventory control systems. See "Risk Factors."

      In anticipation of this seasonal increase in retail sales, the Company significantly increases its production in advance of the peak selling period during the second quarter, with a corresponding build-up of inventory levels. This results in significant peaks in the second and third quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See "Seasonal Financing."

Seasonal Financing

      The Company's financing of seasonal working capital typically peaks in the third quarter of the year, when accounts receivable are at their highest due to increased sales volume and sales programs, and when inventories are at their highest in anticipation of expected second half sales volume. See "Seasonality." The Company finances its seasonal working capital requirements by using internally generated cash and borrowings under its line of credit with State Street Bank and Trust Company (the "Hong Kong Credit Facility") and its revolving line of credit (the "Revolver") with Sunrock Capital Corp. ("Sunrock"). The Company entered into an amendment to the Revolver on March 30, 2001, increasing the line of credit from $10 million to $17.5 million.

      The Company believes the cash flows from operations and amounts available under its lines of credit, as well as proceeds from the Investment Warrant (See
Part II, Item 5 - Investment Warrant), will be adequate to meet its seasonal requirements.

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

Tariffs and Duties

       In December 1994, the United States approved a trade agreement pursuant to which import duties on toys, games, dolls and other specified items were eliminated, effective January 1, 1995, from products manufactured in all Most Favored Nation countries (including the PRC). Increases in quotas, duties, tariffs or other changes or trade restrictions which may be imposed in the future could have a material adverse effect on the Company's financial condition, operating results or ability to import products.

      On October 12, 2000, federal legislation was signed into law establishing Permanent Normal Trade Relations with the PRC, thereby eliminating the previous risk experienced by the Company that the PRC's Most Favored Nation status would be revoked, which could have subjected the Company to increased duties, supply disruptions and higher costs of goods.

Intellectual Property

      Most of the Company's products and product lines are marketed and sold under trademarks, trade names and copyrights, including, without limitation: Air Guitar(R), Baby Beans(R), Big Bam Boom(R), Elite(R), Forever Girlfriends(R), Gearhead(R), Pride & Joy(TM), Rosie(R), Sweet Faith(R) and Tech-Link(R). The Company considers its trademarks and trade names to be significant assets in that they provide product and brand recognition.

      The Company customarily seeks trademark, or copyright protection, when applicable, covering its products and product lines. Several of these trademarks and copyrights relate to product lines that are significant to the Company's business and operations. While the Company believes that its rights to these properties are adequately protected, there can be no assurance that its rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. See "Risk Factors."

Human Resources

      As of December 31, 2000, the Company had a total of 101 employees, of whom 41 were based in Houston, 12 were based in New Jersey and 48 were employees of DSI(HK).

RISK FACTORS

      This Risk Factors section is written to be responsive to the Securities and Exchange Commission's "Plain English" guidelines. In this section the words "we", "ours" and "us" refer only to the Company and its subsidiaries and not any other person.

      Changing Consumer Preferences, Reliance on New Product Introduction. Consumer preferences are difficult to predict and the introduction of new products is critical in our industry. Our business and operating results depend largely upon the appeal of our products. A decline in the popularity of our existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in lower overall revenues and margins, which in turn could have a material adverse effect on our business, financial condition, and results of operations. Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines, and to develop, introduce and gain customer acceptance of new products and product lines. As a result of changing consumer preferences, individual products typically have short life cycles: two years or less. There can be no assurance that:

      o any of our current products or product lines will continue to be popular with consumers for any significant period of time;

      o any new products and product lines introduced by us will achieve an adequate degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time;

      o any new products' life cycles will be sufficient to permit us to recover development, manufacturing, marketing and other costs of the products.

      Dependence on Limited Number of Customers. A small number of our customers account for a large share of our net sales. For fiscal 2000, our five largest customers accounted for approximately 46% of the Company's net sales. Sales to Wal-Mart, Toys "R" Us and K-Mart, the Company's three largest customers, accounted for approximately 39% of our net sales during the same period. We expect to continue to rely on a relatively small number of customers for a significant percentage of sales for the foreseeable future. If some of these customers were to cease doing business with us, or to significantly reduce the amount of their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations.

      Liquidity. Borrowings under the Revolver and the Hong Kong Credit Facility are utilized by us to finance accounts receivable, inventory, and other operating and capital requirements. We entered into the Revolver, on February 21, 1999, and amended the Revolver on March 30, 2001 to increase the Company's credit line from $10 million to $17.5 million. The Revolver matures March 31, 2004, and contains covenants relating to our financial condition. If we fail to maintain compliance with the financial covenants contained in the Revolver, the maturity date can or will be accelerated, among other remedies which may be pursued by the lender. The Hong Kong Credit Facility was obtained on June 6, 1997, is reviewed on an annual basis and may be canceled based on such review.

      Dependence on Independent Designers, Licenses and Other Proprietary Rights. We are dependent on concepts, technologies and other intellectual property rights licensed from third parties, such as rights to trademarks, with respect to several of our proprietary products. For each of these proprietary products and product lines, we typically enter into a license agreement with the owner of the intellectual property to permit us to use the intellectual property. These license agreements typically provide for royalty payments by us to the licensor based on the net sales of the product incorporating the licensed property. For fiscal 2000, net sales of products developed and sold under our license agreements accounted for approximately 59% of our net sales, of which approximately 13% of net sales were attributable to sales of products incorporating the Kawasaki(R) trademark. The failure to procure new license agreements, renew existing license agreements (on commercially reasonable terms, or at all), or maintain existing license agreements could have a material adverse effect on our business, financial condition and results of operations.

      In addition to the foregoing, we are dependent on our intellectual property rights and we cannot give assurances that we will be able to successfully protect such rights. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our proprietary products. We also rely on license and other agreements that establish ownership rights and to maintain confidentiality. We cannot assure you that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. Laws of certain foreign countries in which our products may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. The failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse effect on our business, financial condition and results of operations.

      We do not believe that any of our products infringe on the proprietary rights of third parties in any material respect. There can be no assurance, however, that third parties will not claim infringement by us with respect to current or future products. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, financial condition, and results of operations.

      Inventory Management. Most of our larger retail customers utilize an inventory management system to track sales of products and rely on reorders being rapidly filled by us and other suppliers rather than maintaining large product inventories. These types of systems put pressure on suppliers like us to promptly fill customer orders and also shift a significant portion of inventory risk and carrying costs from the retailer to the supplier. The limited amount of inventory carried by retailers may serve to reduce or delay retail sales of our products. In addition, the logistics of supplying more product within shorter time periods will increase the risk that we fail to achieve tight and compressed shipping schedules. These inventory management systems require us to accurately forecast demand for products. The failure to accurately predict and respond to retail demand could result in our overproducing items, which could in turn result in price markdowns and increased inventory carrying costs for us, as well as underproducing more popular items.

      Returns and Markdowns. As is customary in the toy industry, we historically have permitted certain customers to return slow-moving items for credit and have allowed price reductions as to certain products then held by retailers in inventory. We expect that we will continue to make such accommodations in the future. Any significant increase in the amount of returns or markdowns could have a material adverse effect on our business, financial condition and results of operations.

      Seasonality. Our business is seasonal and therefore our annual operating results depend, in large part, on our sales during the relatively brief Christmas holiday season. A substantial portion of our net sales is made to retailers in anticipation of the Christmas holiday season. This seasonality is increasing as large toy retailers become more efficient in their control of inventory levels through quick response management techniques. This seasonal pattern requires significant use of working capital mainly to manufacture inventory during the year, prior to the Christmas holiday season, and requires accurate forecasting of demand for products during the Christmas holiday season. During fiscal 2000, 71% of the Company's net sales were made during the third and fourth fiscal quarters. Adverse business or economic conditions during these periods could adversely affect our results of operations for the full year. In addition, failure to accurately predict and respond to consumer demand may have a material adverse effect on our business, financial condition and results of operations.

      International Operations. Our sales and manufacturing operations outside the United States subject us to risks normally associated with international operations. Various international risks could negatively impact our international sales and manufacturing operations, which could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2000, our international net revenues comprised approximately 19% of our total consolidated net revenues. We expect international sales to continue to account for a significant portion of our total revenues. In addition, we utilize third-party manufacturers principally located in the PRC. Our international sales and manufacturing operations are subject to the risks normally associated with international operations, including:

      o     limitations, including taxes, on the repatriation of earnings;

      o     political instability, civil unrest and economic instability;

      o greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

      o     greater difficulty and expense in conducting business abroad;

      o complications in complying with foreign laws and changes in governmental policies;

      o     transportation delays and interruptions;

      o     currency conversion risks and currency fluctuations; and

      o     the imposition of tariffs.

These risks could negatively impact our international sales and manufacturing operations, which could have a material adverse effect on our business, financial condition and results of operations.

      During fiscal 2000, four manufacturers accounted for approximately 57% of our purchases of products. The loss of any of these manufacturers, or a substantial interruption of our manufacturing arrangements with any of these manufacturers, could cause a delay in the production of our products for delivery to our customers and could have a material adverse effect on our business, financial condition and results of operations. While we believe that our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, there can be no assurance that alternate arrangements could be provided in a timely manner or on terms acceptable to us. Furthermore, the imposition of trade sanctions by the United Sates or the European Union against a class of products imported by us from, or the loss of "permanent normal trade relations" status by the PRC could significantly increase our cost of products imported into the United States or Europe.

      Acquisition Risks. We may from time to time evaluate and pursue acquisition opportunities on terms that we consider favorable. A successful acquisition involves an assessment of the business condition and prospects of the acquisition target, which includes factors beyond our control. This assessment is necessarily inexact, and its accuracy is inherently uncertain. In connection with such an assessment, we perform a review that we believe to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the acquisition target to assess fully its deficiencies. There can be no assurance that any such acquisition would be successful or that the operations of the acquisition target could be successfully integrated with our operations. Any unsuccessful acquisition could have a material adverse effect on our business, financial condition and results of operations.

      Product Safety, Liability and Regulation. Products that have been or may be developed or sold by us may expose us to potential liability from personal injury or property damage claims by end-users of such products. We are not currently a defendant in any product liability lawsuit; however, there can be no assurance that such a suit will not be brought in the future against us. We currently maintain product liability insurance coverage in amounts which we believe to be sufficient for our business risks. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our business, financial condition, and results of operations.

      In addition to the foregoing, the CPSC has the authority under certain federal laws and regulations to protect consumers from hazardous goods. The CPSC may exclude from the market goods it determines are hazardous and may require a manufacturer to repurchase such goods under certain circumstances. Some state, local and foreign governments have similar laws and regulations. In the event that such laws or regulations change or in the future we are found to have violated any such law or regulation, the sale of the relevant product could be prohibited, and we could be required to repurchase such products.

      Competition. The toy industry is highly competitive. Many of our competitors have longer operating histories, broader product lines and greater financial resources and advertising budgets than us. In addition, the toy industry has nominal barriers to entry. Competition is based primarily on the ability to design and develop new toys, procure licenses for popular products, characters and trademarks, and successfully market products. Many of our competitors offer similar products or alternatives to our products. Our products compete with other products for retail shelf space. There can be no assurance that shelf space in retail stores will continue to be available to support our existing products or any expansion of our current products and product lines. There can be no assurance that we will be able to continue to compete effectively in this marketplace.

      Control by Current Management. As of March 15, 2001, our directors and officers beneficially owned an aggregate of 5,802,961 shares of Common Stock (excluding convertible securities and the shares underlying same), which represents approximately 64.0% of the total issued and outstanding shares of Common Stock of the Company. As a result, it would be extremely difficult, if not impossible, to obtain majority support for shareholder proposals opposed by management and the Board of Directors.

      Possible Volatility of Stock Price. The market price of the Common Stock has been and may continue to be highly volatile and has been and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In the event our operating results are below the expectations of public market analysts and investors in one or more future quarters, it is likely that the price of the Common Stock would be materially adversely affected. In addition, general market fluctuations may adversely affect the market price of the Common Stock.

Executive Officers of the Registrant

      The current executive officers of the Company, all of whom are appointed annually by the Board of Directors to serve at the pleasure of the Board, are as follows:


              Name                        Age               Position                  Executive Officer Since
        Michael J. Lyden                  58         Chief Executive Officer                   1999
                                                     and President
        Joseph S. Whitaker                60         Senior Vice President,                    1999
                                                     New Business Development
        Yau Wing Kong                     53         Managing Director of DSI(HK)              1993

        Robert L. Weisgarber              49         Chief Financial Officer                   1999

        Thomas W. Neville                 37         Senior Vice President,                    1999
                                                     Worldwide Sales
        William J. Kerner                 46         Vice President,                           1999
                                                     Research and Development
        Beth Reiling                      35         Vice President,                           2000
                                                     Girls Division
        Thomas V. Yarnell                 47         Administrative Vice President,            1989
                                                     Corporate Secretary and
                                                     General Counsel
        Loyd W. Harlan                    64         Vice President,                           1999
                                                     Operations
        E. Thomas Martin                  57         Chairman of the Board                     1999

      Michael J. Lyden has served as Chief Executive Officer and President of the Company since June 17, 1999. From 1997 through June 1999, he was involved in marketing and management consulting with Turnberry Associates, a firm he founded. From 1988 through 1997, Mr. Lyden was employed by Tyco Toys, Inc., serving first as Senior Vice President, Business Development, and later as President of Tyco's U.S. Division and Executive Vice President of Tyco Toys, Inc.

      Joseph S. Whitaker has served as a director and Senior Vice President, New Business Development of the Company since June 1, 1999. He also serves as Vice President of, and owns less than a 1% membership interest in MVII, LLC, a California limited liability company controlled by E. Thomas Martin, Chairman of the Board of Directors ("MVII"). For the five years prior to joining the Company, Mr. Whitaker operated a consulting business in La Jolla, California, providing services related to marketing, licensing and product development to the toy industry.

      Yau Wing Kong has served as the Managing Director of the Company's wholly-owned subsidiary, DSI(HK) since October 1993.

      Robert L. Weisgarber has served as Chief Financial Officer of the Company since March 1999. Prior to his employment by the Company, he served as Executive Vice President and Chief Financial Officer for SteelWorks, Inc., an office products manufacturer in Des Moines, Iowa. From 1993 to 1995, he was Vice President, Administration for Texberry Container Corporation in Houston, Texas.

      Thomas W. Neville has served as Senior Vice President, Worldwide Sales of the Company since October 1999. He has been employed by the Company since November 1994, serving as Key Accounts Manager from November 1994 through December 1995; National Sales Manager from December 1995 through December 1997; and Vice President, Sales from December 1997 until his promotion to his current position.

      William J. Kerner has served as Vice President of Research and Development of the Company since December 1999. Prior to that, he was Senior Director of Design for Tyco Toys/Mattel, Inc., MatchBox Division from 1995 through December 1999, and Director of Product Design, Matchbox Division at Tyco from 1992 until 1995.

      Beth Reiling has served as Vice President, Girls Division of the Company since January 2000. Prior to that, Ms. Reiling was the Executive Vice President and General Manager of Meritus from December 1997 to January 2000, and Vice President, Marketing from January 1995 to December 1997.

      Thomas V. Yarnell has been an employee of the Company since February 1989, serving as Administrative Vice President since October 1989, Corporate Secretary since April 1991, and General Counsel since December 1995.

      Loyd W. Harlan has served as Vice President, Operations of the Company since October 1999. He has been employed by the Company since May 1991, serving as Director of Operations from September 1993 until his promotion to his current position.

      E. Thomas Martin has served as the Chairman of the Board of the Company since June 1, 1999. He is the sole Manager and President of MVII. Mr. Martin is a director and significant shareholder of Americorp, the parent company of American Commercial Bank, a multiple branch community bank in Ventura County, California. Mr. Martin was the Chief Executive Officer and a partner in Martin & MacFarlane, Inc. and Martin Media, L.P., national outdoor advertising companies, until their sale to Chancellor Media in September of 1998. Mr. Martin also manages various real estate ventures. He is the Chairman of the Executive Committee.

ITEM 2. PROPERTIES


                                                             Square             Type of      Expiration
    Location                    Use                           Feet             Possession       Dates
- -------------------------------------------------------------------------------------------------------
Houston, Texas         Executive Office, Showroom          71,000                Lease         8/31/02
                       and Principal Warehouse            (14,000 Office;
                                                           57,000 Warehouse)

Fairfield, New Jersey  Administrative Office,               7,460                Lease         9/30/06 (1)
                       Product Development and
                       Showroom

New York, New York     Showroom                             5,148                Lease         4/30/10

Hong Kong              Administrative Office and           12,877                Lease         3/23/03
                       Showroom

Dallas, Texas          Showroom                             1,080                Lease         5/31/02

Dallas, Texas          Showroom                               720                Lease         3/31/02

      (1) Commencing October 1, 2001, the Company has a right to terminate with 12 months notice to the Lessor.

      In addition to the above listed facilities, the Company leases a small storage facility in Hong Kong, in addition to public warehouse space in Houston to accommodate fluctuating inventory needs. The foregoing properties consist of block, cinder block or concrete block buildings which the Company believes are in good condition and well maintained.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Company's Common Stock is traded on The Nasdaq Stock Market's SmallCap Market under the symbol "DSIT." Prior to August 17, 1998, the Company's Common Stock was traded on The Nasdaq National Market. The table sets forth, for the periods indicated, the reported high and low close sale prices of the Company's Common Stock as reported on The Nasdaq SmallCap
Market:

                                                High       Low

                                                ----       ---
            Fiscal Year 1999:
                               1st Quarter      3.500      1.625
                               2nd Quarter      4.438      2.656
                               3rd Quarter      4.344      3.000
                               4th Quarter      3.500      2.688
            Fiscal Year 2000:
                               1st Quarter      3.750      2.813
                               2nd Quarter      3.469      2.188
                               3rd Quarter      2.813      1.875
                               4th Quarter      2.844      1.188

Stockholders

      According to the records of the Company's transfer agent, as of March 15, 2001, there were 97 holders of record of the Company's Common Stock. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

Dividends and Distributions

      The Company has never declared nor paid cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the near future. In addition, the Company's credit facility prohibits the payment of dividends.

Investment Warrant

      On March 19, 2001, the Company issued to MVII an Investment Warrant to acquire 1.8 million shares of the Company's Common Stock, in exchange for a cash purchase price $2.7 million. The Investment Warrant is exercisable for no additional consideration, in whole on in part, for a ten-year period beginning June 3, 2002. The Investment Warrant is subject to certain anti-dilution adjustments, including adjustments in the event the Company issues securities for a purchase price that is equivalent to less than $1.50 per share of the Company Common Stock. In connection with the issuance of the Investment Warrant, the Company and MVII entered into a Registration Rights Agreement, pursuant to which MVII was granted piggyback registration rights with respect to the shares of the Company Common Stock underlying the Warrant, under certain circumstances. Shares of Common Stock acquired by MVII upon exercise of the Warrant are subject to the terms of a Shareholders' and Voting Agreement dated as of April 5, 1999, among MVII and certain of the Company's other shareholders. Proceeds from the sale of the Investment Warrant were used by the Company for current working capital.

      The Investment Warrant was issued by the Company to MVII in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The Company believes the Section 4(2) exemption from registration was available based upon the established criteria for effecting a private offering by virtue of the following facts, among others: (i) MVII had access to the type of information that would be included in a registration statement, (ii) MVII's principals have adequate financial means to bear the risk of MVII's additional investment in the Company and can be described as sophisticated, (iii) MVII was the only offeree in the transaction, (iv) MVII acquired the Investment Warrant for investment and not with a view toward distribution, (v) the Investment Warrant contains restrictions on resale of the Investment Warrant and the Common Stock issued upon exercise of the Investment Warrant, and (vi) no underwriters were involved nor were any underwriters' commissions paid in connection with the transactions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the Company. The selected consolidated financial data were derived from the Company's consolidated financial statements. All dollar amounts are stated in thousands, except per share data.

      The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.


Statement of Operations Data:             December 31,          December 31,      January 31,       January 31,       January 31,
                                              2000                  1999              1999              1998              1997
                                          ------------          ------------      -----------       -----------       -----------
Net sales                                 $   70,438            $   47,560        $   52,723        $   73,624        $   63,219
Income (loss) before income taxes and
extraordinary item                            (1,326)                2,150            (1,337)           (7,392)            3,106
Income (loss) before extraordinary item         (849)                1,281            (1,004)           (5,062)            1,886
Net income (loss)                               (849)                1,281            (1,004)           (5,543)            1,886

Basic earnings (loss) per share before
extraordinary item                        $     (.09)           $      .17        $     (.17)       $     (.97)       $      .54
Basic earnings (loss) per share           $     (.09)           $      .17        $     (.17)       $    (1.06)       $      .54
Diluted earnings (loss) per share before
extraordinary item                        $     (.09)           $      .16        $     (.17)       $     (.97)       $      .50
Diluted earnings (loss) per share         $     (.09)           $      .16        $     (.17)       $    (1.06)       $      .50


Balance Sheet Data:                       December 31,          December 31,      January 31,       January 31,       January 31,
                                              2000                  1999              1999              1998              1997
                                          ------------          ------------      -----------       -----------       -----------
Working capital                           $    4,536            $    6,326        $      391        $    6,265        $    2,621
Total assets                                  29,999                15,027            11,411            19,929            14,395
Long-term debt, including capital leases      10,755                 2,393             2,541             7,495            14,203
Total liabilities                             22,072                 8,038            10,549            18,049            24,738
Shareholders' equity (deficit)                 7,927                 6,989               861             1,880           (10,343)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, and the information included elsewhere herein.

      The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products. Core products include youth electronics such as Tech-Link(R) brand communications products, eoBRAIN(TM) brand hand held electronic companions, Kawasaki(R) brand musical instruments, GearHead(R) brand remote control vehicles and a full range of doll brands including Sweet Faith(R), Pride and Joy(TM), Too Cute Twins(TM), Hush Li'l Baby(R), Little Darlings(TM),and the Elite(R) brand of Lifetime Play Dolls(TM) and Fashion Buzz(TM) Air Nails Salon(TM) activity sets. The Company's web sites can be reached at www.dsitoys.com.

      The Company has three major product categories: Juvenile Audio Products, Girls' Toys and Boys' Toys.

Juvenile Audio Products

      The Juvenile Audio Product category consists of Youth Communications products and Musical Instruments. Products in the Youth Communications line include walkie-talkies, wrist watch walkie-talkies, and audio products. The portfolio of brands in this category include Tech-Link(R) and Micro Link(TM) communications products, Harley-Davidson(R) walkie-talkies and bike alarms and the Company's new eoBRAIN(TM) brand hand-held electronic companions. The Musical Instrument line includes the branded category of Kawasaki(R) guitars, drum pads, saxophone, keyboards and mixer keyboards plus the Josie and The Pussycats(TM) musical products brand.

Girls' Toys

      The Girls' Toys product category includes dolls, plush toys, play sets, accessories, and activity toys. The Girls' Toys portfolio of brands includes Sweet Faith(R), Pride & Joy(TM), Dear Grace(TM), Good Will(TM), Precious Prayers(TM), Little Darlings(TM), Hush Li'l Baby(R), Baby Beans(R) and the Elite(R) brand of Lifetime Play Dolls(TM). New introductions for 2001 in this category include Too Cute Twins(TM), Susie So Smart(TM), and "Happy Birthday to You" dolls, Kitty Kitty Kittens(R) plush toys, and the unique Fashion Buzz(TM) Air Nails Salon(TM) activity set.

Boys' Toys

      The Boys' Toys product category includes remote control and infra-red control vehicles. The portfolio of brands in this product category are GearHead(TM) remote control vehicles, including Insector(TM), and the new unique ultra-articulated Street Savage(TM). The GearHead(TM) brand also includes GearHead(TM) Jr. infra-red control vehicles.

Results of Operations

      The following table sets forth the Company's results of operations as a percentage of net sales for the fiscal years indicated:


                                                 2000        1999       1998
                                                -----       -----      -----
Net sales                                       100.0%      100.0%     100.0%
Cost of goods sold                               71.1        71.6       79.8
                                                -----       -----      -----
Gross profit                                     28.9        28.4       20.2
Selling, general and administrative expenses     28.9        22.8       21.3
                                                -----       -----      -----
Operating income (loss)                           0.0         5.6       (1.1)
Interest expense                                 (2.1)       (1.3)      (1.6)
Other income                                      0.2         0.2        0.3
                                                -----       -----      -----
Income (loss) before income taxes and
  extraordinary item                             (1.9)        4.5       (2.5)
Benefit from (provision for) income taxes          .7         1.8       (0.6)
                                                -----       -----      -----
Net income (loss)                                (1.2)        2.7       (1.9)
                                                =====       =====      =====


Fiscal Year 2000 Compared to Fiscal Year 1999

      All component changes are affected by the change in the Company's fiscal year in 1999 (fiscal 2000 reflects 12 months activity versus 11 months activity in fiscal 1999).

      Net Sales. Net sales during fiscal 2000 increased $22.9 million, or 48.1%, to $70.4 million, from $47.6 million in fiscal 1999. A substantial portion of this increase, $10.6 million, was due to the acquisition of Meritus and its product lines. Excluding these Meritus items, net sales increased $12.3 million or 25.8% compared to fiscal 1999, primarily due to increased sales of Girls' Toys.

      Net sales of Juvenile Audio Products decreased $1.3 million, or 4.1%, to $27.8 million during fiscal 2000, from $29.1 million during fiscal 1999. The major product groups in this category are Youth Communications and Musical Instruments, providing $14.2 million and $13.6 million, respectively, in 2000 sales. Decreases occurred in both product groups in 2000, as more emphasis was placed on branded products like Tech Link(R) and Kawasaki(R), requiring customers to reposition their inventory from the non-branded product lines sold in prior years.

      Net sales of Girls' Toys increased $21.1 million, or 304.8%, to $28.0 million in fiscal 2000 from $7.0 million in fiscal 1999. Meritus items contributed $10.6 million of this increase. Excluding these Meritus items, Girls' Toys net sales increased $10.4 million, or 151.4%, compared to fiscal 1999. With respect to non-Meritus items, the sales increase in Girls' Toys was driven by the television promoted Hush Li'l Baby(R) doll and the continued expansion and growth of the Pride and Joy(TM) doll line.

      Net sales of Boys' Toys increased $3.8 million, or 40.3%, to $12.7 million during fiscal 2000 from $8.9 million in fiscal 1999. The increase reflects the successful introduction of the television promoted Insector(TM) R/C vehicle in 2000, partially offset by decreases in sales of Blockmen(R) and other military type products.

      Net sales of products in other categories decreased $700,000 or 24.7% to $1.9 million during fiscal 2000 from $2.6 million in fiscal 1999. The decrease reflects continued reduction in sales of Hoppin' Poppin' Spaceballs(R) and other hand-held and outdoor games, as well as a decrease in sales of the Talking Doorbell(R) products introduced in fiscal 1998.

      International net sales increased $2.4 million, or 21.7%, to $13.3 million during fiscal 2000 from $10.9 million in fiscal 1999. International net sales were 18.9% of total net sales for fiscal 2000 as compared to 22.9% of total net sales in fiscal 1999.

      Gross Profit. Gross profit increased $6.8 million or 50.3% to $20.3 million during fiscal 2000 from $13.5 million in fiscal 1999. Gross profit as a percentage of net sales increased to 28.9% during fiscal 2000 from

28.4% in fiscal 1999. The percentage increase reflects the strategic emphasis placed on proprietary products such as Pride & Joy(TM) and Hush Li'l Baby(R) dolls, the Insector (TM) R/C vehicle, and the successful branding of our Tech-Link(R) walkie-talkie lines in addition to the inclusion of the Meritus doll lines. Proprietary products have a higher margin, and as a result of the sales emphasis now comprise an increased percentage of our total net sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.5 million to $20.3 million, or 87.7%, during fiscal 2000 from $10.8 million in fiscal 1999. The increase included major increases in television and other marketing costs of $3,350,000 and $385,000, respectively to support sales of our proprietary products. In addition, the merger with Meritus added employee costs of $2.4 million. Other operating costs associated with the New Jersey office and associated with the increased development activity in Girls' Toys were also a substantial part of the increase. Professional fees, including attorney and accounting costs, increased $550,000, a portion of which is directly related to the Meritus merger. A downturn in the general retail climate required the Company to make an additional provision for noncollectible accounts of $150,000. Travel and entertainment expense also increased $400,000 due primarily to increased 2001 sales activity and focus on increasing the internal sales responsibility for major accounts.

      Interest Expense. Interest expense increased $855,000 or 138.1% to $1,473,000 in fiscal 2000 from $619,000 during fiscal 1999. The increase was due to borrowings associated with the Meritus merger and increased working capital needs to support the increased 2000 sales.

      Income Taxes. In fiscal 2000, the Company generated a loss before income taxes of $1.3 million compared to a $2.1 million profit before income taxes during fiscal 1999. As a result, the Company generated a tax benefit of $477,000 during fiscal 2000 compared to a tax expense of $869,000 in fiscal 1999. The Company expects to realize its 2000 tax benefits from net operating loss carry forwards and foreign income tax credits by the reduction of tax liabilities on taxable earning in future years.

      Net Income (Loss). The Company's net loss for fiscal 2000 was $849,000 compared to a net income of $1.3 million for fiscal 1999. The 2000 net loss was due, in part, to less than expected sales of our television promoted products in relation to television advertising costs and fourth quarter inventory close-outs of Blockmen(R) and other products introduced in prior years. As discussed above, the gains made by the Company in net sales and gross profit were exceeded by substantial increases in selling, general and administrative expenses. In addition, the financial condition of several customers required a higher than normal provision for noncollectible accounts receivable.

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

      Net sales of Girls' Toys increased $3.9 million, or 121%, to $7.0 million in fiscal 1999 from $3.1 million in fiscal 1998. Sales for 1999 were driven by the introduction of the national magazine promoted Sweet Faith(TM) doll and test market targeted Hush Li'l Baby(R) doll. Sales for fiscal 1998 were comprised principally of sales of one non-promoted doll (Baby Learns to Walk)(R) and final closeouts of 1997 doll inventory.

      Net sales of Boys' Toys increased $1.3 million, or 17.1% to $8.9 million during fiscal 1999 from $7.6 million in fiscal 1998. The increase reflects the increased sales of Blockmen(R) construction sets, partially offset by a decline in sales of radio-controlled products.

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

      Gross Profit. Gross profit increased $2.8 million or 26.0% to $13.5 million during fiscal 1999 from $10.7 million in fiscal 1998. Gross profit as a percentage of net sales increased to 28.4% during fiscal 1999 from 20.2% in fiscal 1998. The increase reflects the introduction of proprietary products such as Sweet Faith(R) dolls and Blockmen(R) construction sets, and the successful branding of our Tech-Link(R) walkie-talkie lines; which have a higher gross margin and comprise a larger percentage of our total sales.

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

      The Company's operating activities used net cash of $2.5 million during fiscal 2000, consisting primarily of increases in accounts receivable and inventory. Net cash used in investing activities during fiscal 2000 was $1.9 million and was a result of capital expenditures and the acquisition of Meritus, partially offset by a decrease in other assets. Net cash provided by financing activities was $4.1 million in 2000 and was a result of related party borrowings to facilitate the Meritus acquisition, the payment of assumed Meritus debt and borrowings under revolving lines of credit. The Company's working capital at December 31, 2000 was $4.5 million and unrestricted cash was $178,000.

      The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the last two fiscal quarters. To manage these working capital requirements, the Company maintains the Hong Kong Credit and the Revolver.

      As of December 31, 2000, the Company was not in compliance with certain of the financial covenants under the Revolver. Sunrock has executed a written waiver of these covenant violations for the period ending December 31, 2000. In addition, the Company and Sunrock amended the Revolver on March 30, 2001 resulting in an increase in the maximum loan amount from $10 million to $17.5 million, subject to the availability of sufficient, eligible inventory and accounts receivable. The terms include interest at the banks prime rate plus three quarters of one percent (.75%) and maturity on March 31, 2004.

      On March 19, 2001, the Company issued to MVII an Investment Warrant to acquire 1.8 million shares of the Company's Common Stock, in exchange for a cash purchase price of $2.7 million. The Investment Warrant is exercisable for no additional consideration, in whole or in part, for a ten-year period beginning June 3, 2002. Proceeds from the sale of the Investment Warrant were used by the Company for current working capital. The Investment Warrant is subject to anti-dilution provisions.

      The Company has budgeted approximately $2.0 million for capital expenditures for fiscal 2001 consisting primarily of purchases of tools and molds and information technology systems. At March 15, 2001 the Company had additional aggregate borrowing capacity of $350,000 under the Revolver and the Hong Kong Credit Facility. Based on projected fiscal 2001 operating results, the Company believes cash flows from operations and available borrowings under the Revolver and the Hong Kong Credit Facility, as well as proceeds from the Investment Warrant, will be sufficient to meet the Company's operating cash requirements and fund its anticipated capital expenditures. However, there can be no assurance the Company will meet its projected operating results. In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

      In a series of related transactions with MVII that occurred between April and June of 1999, the Company received $5 million in exchange for the sale of approximately 2.5 million shares of the Company's Common Stock. The Company used those funds to finance the normal business operations of the Company.

      In connection with the acquisition of Meritus, the Company borrowed $5 million from MVII. The debt is evidenced by a promissory note dated January 7, 2000. The note bears interest at a rate of prime plus 2%, matures on July 1, 2004 and is subordinate to the Revolver. The proceeds from the note were used primarily to facilitate the merger with Meritus, including the satisfaction of Meritus' debt, described below.

      The Company is obligated to make future minimum royalty payments under certain of its license agreements. As of December 31, 2000, the Company was required to make an aggregate of approximately $97,000 in payments of guaranteed royalties under certain licenses in fiscal 2001 and $125,000 thereafter through fiscal 2003.

Meritus Acquisition

      Effective January 7, 2000, the Company acquired Meritus by way of merger. Pursuant to the terms of the merger, the Company acquired all of the issued and outstanding stock of Meritus for 533,208 shares of the Company's Common Stock and $2.8 million in other consideration paid to the shareholders of Meritus. Contemporaneously with the merger, the Company satisfied $4.4 million of Meritus' debt. The merger was accounted for using the purchase method; therefore the Company recorded the acquired assets at their fair market value. Goodwill generated by the transaction is being amortized over 20 years using the straight-line method.

      As a result of the merger, the Company added the Baby Beans(R) brand soft bean bag dolls, Forever Girl Friends(R) brand accessories for 11-1/2" fashion dolls, and Little Darlings(TM) brand value-priced action feature dolls to its product offerings, as well as the Elite Dolls(TM) brand, which was created by Meritus specifically to manufacture and market "Lifetime Play Dolls," a line of exquisite 18" dolls and accessories suitable for playing or collecting.

Inflation

      The Company does not believe that inflation in the United States, Europe or Asia in recent years has had a significant effect on its results of operations.

Year 2000

      During 1999, the Company concluded its efforts to address the Year 2000 issue. In addition to a review of the Company's management information software ("MIS"), EDI software, and local area network and personal computer operating systems, readiness reviews were completed on customers and vendors. The

Company did not experience any Year 2000 issues with its internal operating systems or with its customers or vendors. In addition, the Company did not experience any loss in revenues due to the Year 2000 issue.

Cautionary Statement

      Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this Form 10-K, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by forward-looking statements, please read carefully the information under Item 1, "Risk Factors", on pages 7 to 10 of this Form 10-K. In addition to the Risk Factors and other important factors detailed herein and from time to time in other reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

      Marketplace Risks

      o Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of the Company's products;

      o Changes in public and consumer taste, which may negatively affect the sales of the Company's products;

      o Significant changes in the play patterns of children, whereby they are increasingly attracted to more developmentally advanced products at younger ages, which may affect brand loyalty and the perceived value of and demand for the Company's products; and

      o Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of the Company's products and the costs associated with manufacturing and distributing these products.

      Financing Considerations

      o Currency fluctuations, which may affect the Company's reportable income; significant changes in interest rates, both domestically and internationally, which may negatively affect the Company's cost of financing both its operations and investments.

      Other Risks

      o Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or trade restrictions, which may lead to increased costs or interruption in normal business operations of the Company;

      o Future litigation or governmental proceedings, which may lead to increased costs or interruption in normal business operations of the Company; and

      o Labor disputes, which may lead to increased costs or disruption of any of the Company's operations.

      The risks included herein and in Item 1 "Risk Factors" are not exhaustive. Other sections of this Form 10-K may include additional factors which could materially and adversely impact the Company's business, financial condition, and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors on the Company's business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Consolidated Financial Statements and Schedules" included on page F-1 for information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

General

      Information required by Item 10 relating to the executive officers of the Company appears under the heading "Executive Officers of the Registrant" in Part I herein. Information required by Item 10 relating to members of the Company's Board of Directors, as well as information required by Items 11 through 13, is hereby incorporated by reference to the information under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Compensation," "Compensation of Certain Named Executive Officers," "Management-Employment and Related Agreements," and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2000.

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

(b) Reports on Form 8-K. No reports were filed by the Company on Form 8-K during the quarterly period ended December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DSI Toys, Inc.

Dated: April 2, 2001          By:  /s/ Michael J. Lyden
                              --------------------------------------------------
                                Michael J. Lyden

                              President,  Chief Executive Officer and Director

Dated: April 2, 2001          By:  /s/ Robert L. Weisgarber
                              --------------------------------------------------
                              Robert L. Weisgarber

                             Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Signature          Title                     Date
           ---------          -----                     ----

                             Chairman
 /s/ E. Thomas Martin                               April 2, 2001
- -------------------------                   ------------------------------
   E. Thomas Martin

                             Director
 /s/ M.D. Davis                                     April 2, 2001
- -------------------------                   ------------------------------
   M.D. Davis

                             Director
 /s/ Joseph S. Whitaker                             April 2, 2001
- -------------------------                   ------------------------------
   Joseph S. Whitaker

                             Director

- -------------------------                   ------------------------------
   Joseph N. Matlock

                             Director
 /s/ Robert L. Burke                                April 2, 2001
- -------------------------                   ------------------------------
   Robert L. Burke

                             Director
 /s/ John McSorley                                  April 2, 2001
- -------------------------                   ------------------------------
   John McSorley

                             Director
 /s/ Walter S. Reiling                              April 2, 2001
- -------------------------                   ------------------------------
   Walter S. Reiling

                                 DSI TOYS, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page

                                                                           ----

Financial Statements

Report of Independent Accountants                                          F-2

Consolidated Balance Sheet at December 31, 2000 and 1999                   F-3

Consolidated Statement of Operations for fiscal years 2000, 1999 and 1998  F-4

Consolidated Statement of Cash Flows for fiscal years 2000, 1999 and 1998  F-5

Consolidated Statement of Shareholders' Equity for fiscal years 2000,
   1999, and 1998                                                          F-6

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

                        Report of Independent Accountants

To the Board of Directors and Shareholders of DSI Toys, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DSI Toys, Inc. and its subsidiaries (the Company) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                      PricewaterhouseCoopers LLP

Houston, Texas
March 23, 2001
(except as to Note 16, for which date is March 30, 2001)

                                 DSI Toys, Inc.

                           Consolidated Balance Sheet


                                                                          December 31,            December 31,
                                                                             2000                    1999
                                                                          ------------           ------------
                                     ASSETS

Current Assets:
     Cash                                                                 $    177,682           $    478,970
     Restricted cash                                                           150,000                150,000
     Accounts receivable, net                                                6,522,883              3,408,059
     Inventories                                                             6,687,195              5,695,240
     Prepaid expenses and other current assets                               1,740,945              1,383,644
     Deferred income taxes                                                     385,000                314,000
                                                                          ------------           ------------
          Total current assets                                              15,663,705             11,429,913

Property and equipment, net                                                  2,415,084              2,000,215
Deferred income taxes                                                        1,780,000                902,000
Goodwill, net                                                                9,754,524
Other assets                                                                   385,827                695,237
                                                                          ------------           ------------
                                                                          $ 29,999,140           $ 15,027,365
                                                                          ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                             $  7,901,290           $  3,769,286
     Current portion of long-term debt                                       1,689,911              1,313,787
     Current portion of long-term debt due to a related party                1,424,478
     Income taxes payable                                                      112,325                428,727
                                                                          ------------           ------------
          Total current liabilities                                         11,128,004              5,511,800
Long-term debt                                                               6,464,268              2,393,236
Long-term debt due to a related party                                        4,291,037
Deferred income taxes                                                          188,849                133,340
                                                                          ------------           ------------
           Total liabilities                                                22,072,158              8,038,376
                                                                          ------------           ------------
Commitments and Contingencies (Note 11)
Shareholders' equity:
     Preferred stock, $.01 par value, 5,000,000
           shares authorized, none issued or outstanding
     Common stock, $.01 par value, 35,000,000 authorized,
           9,066,365 and 8,719,060 shares issued and 9,066,365 and
           8,533,157 shares outstanding                                         90,664                 87,190
     Additional paid-in capital                                              5,173,465              4,934,919
     Common stock warrants                                                     102,500                102,500
     Accumulated other comprehensive income (loss)                             (27,062)               (12,626)
     Retained earnings                                                       2,587,415              3,436,401
                                                                          ------------           ------------
                                                                             7,926,982              8,548,384
     Less:  treasury stock, 185,843 shares, at cost                                                (1,559,395)
                                                                          ------------           ------------
               Total shareholders' equity                                    7,926,982              6,988,989
                                                                          ------------           ------------
                                                                          $ 29,999,140           $ 15,027,365
                                                                          ============           ============

          See accompanying notes to consolidated financial statements.

                                 DSI Toys, Inc.

                      Consolidated Statement of Operations


                                                                         ----------------------------------------------------------
                                                                                                Fiscal Year

                                                                         ----------------------------------------------------------
                                                                             2000                   1999                   1998
                                                                         ------------           ------------           ------------
Net Sales                                                                $ 70,438,531           $ 47,560,024           $ 52,722,517
Cost of goods sold                                                         50,120,552             34,046,112             42,058,919
                                                                         ------------           ------------           ------------
Gross profit                                                               20,317,979             13,513,912             10,663,598
Selling, general and administrative expenses                               20,367,165             10,848,624             11,232,414
                                                                         ------------           ------------           ------------
Operating income (loss)                                                       (49,186)             2,665,288               (568,816)
Interest expense                                                           (1,473,909)              (618,994)              (874,907)
Other income                                                                  196,661                103,302                106,881
                                                                         ------------           ------------           ------------
Income (loss) before income taxes                                          (1,326,434)             2,149,596             (1,336,842)
Benefit from (provision for) income taxes                                     477,448               (868,605)               333,000
                                                                         ------------           ------------           ------------
Net income (loss)                                                        $   (848,986)          $  1,280,991           $ (1,003,842)
                                                                         ============           ============           ============
Basic earnings per share

     Earnings (loss) per share                                           $       (.09)          $       0.17           $      (0.17)
                                                                         ============           ============           ============

     Weighted average shares
       Outstanding                                                          9,053,382              7,688,964              6,000,000
                                                                         ============           ============           ============
Diluted earnings per share

     Earnings (loss) per share                                           $       (.09)          $       0.16           $      (0.17)
                                                                         ============           ============           ============

     Weighted average shares
        outstanding                                                         9,053,382              7,803,403              6,000,000
                                                                         ============           ============           ============

          See accompanying notes to consolidated financial statements.

                                  DSI Toys, Inc

                      Consolidated Statement of Cash Flows


                                                                         ----------------------------------------------------------
                                                                                                Fiscal Year

                                                                         ----------------------------------------------------------
                                                                             2000                   1999                   1998
                                                                         ------------           ------------           ------------
Cash flows from operating activities:
Net income (loss)                                                        $   (848,986)          $  1,280,991           $ (1,003,842)
     Adjustments to reconcile net income (loss) to net cash provided
         (used) by operating activities:

         Depreciation                                                       1,551,632                728,951                570,779
         Amortization and write-off of
            debt discount and issuance costs                                   24,927                 36,799
         Amortization of goodwill                                             513,360
         Provision for doubtful accounts                                      222,021                 65,528                (17,424)
         Loss  on  abandonment  of equipment                                   32,173                    727                    200
         Deferred income taxes                                               (893,491)               722,340                 11,000
         Changes in assets and liabilities,
            excluding acquisitions:
            Accounts receivable                                            (2,413,654)            (2,403,862)             6,955,987
            Inventories                                                      (954,186)            (1,487,536)             2,229,714
            Income taxes payable                                             (316,402)               156,807                805,554
            Prepaid expenses                                                 (507,859)              (287,174)              (609,266)
            Accounts payable and accrued liabilities                        1,039,373             (3,030,004)            (2,940,911)
                                                                         ------------           ------------           ------------
               Net cash provided (used) by
                  operating activities                                     (2,551,092)            (4,216,433)             6,001,791

Cash flows from investing activities:

      Cash used for acquisition of Meritus                                   (884,033)
      Capital expenditures                                                 (1,249,944)            (1,087,446)              (961,304)
      Proceeds from sale of equipment                                                                    225                    225
      Decrease (increase) in other assets                                     273,087                125,408               (104,728)
                                                                         ------------           ------------           ------------
               Net cash used in investing
                 activities                                                (1,860,890)              (961,813)            (1,065,807)

Cash flows from financing activity:
      Net borrowing (repayments) under
            revolving lines of credit                                       4,046,472                329,085             (4,730,655)
      Net borrowings on long-term debt                                        400,684                 12,741                 15,069
      Net borrowings on long-term debt due
            to related parties                                              4,025,515
      Payments of assumed Meritus debt                                     (4,382,541)
      Net proceeds from issuance of common stock                                                   4,873,548
      Debt and stock issue costs                                               35,000                (85,433)               (35,000)
                                                                         ------------           ------------           ------------
               Net cash provided (used) by financing
                 activities                                                 4,125,130              5,129,941             (4,750,586)
Effect of exchange rate changes on cash                                       (14,436)               (26,922)               (14,891)
                                                                         ------------           ------------           ------------
Net increase (decrease) in cash                                              (301,288)               (75,227)               170,507
Cash and cash equivalents, beginning of year                                  478,970                554,197                383,690
                                                                         ------------           ------------           ------------
Cash and cash equivalents, end of year                                   $    177,682           $    478,970           $    554,197
                                                                         ============           ============           ============

          See accompanying notes to consolidated financial statements.

DSI Toys, Inc.
Consolidated Statement of Shareholders' Equity


                                                                                        Accumulated

                                     Common Stock          Additional                       Other
                            ---------------------------     Paid-in                     Comprehensive   Retained        Treasury
                               Shares         Amount        Capital       Warrants         Income       Earnings          Stock
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 31, 1998      8,719,000   $     87,190   $ 21,162,568   $    102,500   $     29,187   $  3,159,252   $(22,660,592)
   Comprehensive loss:
      Net loss                                                                                           (1,003,842)
      Foreign currency
         translation
         adjustments
         net of tax                                                                          (14,891)
   Comprehensive loss

                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 31, 1999      8,719,000         87,190     21,162,568        102,500         14,296      2,155,410    (22,660,592)
   Comprehensive income:
      Net income                                                                                          1,280,991
      Foreign currency
         translation
         adjustments

         net of tax                                                                          (26,922)
   Comprehensive income
   Issuance of 2,458,491
        common shares from
        the treasury                                       (15,479,229)                                                 20,479,229
   Options exercised                                          (518,189)                                                    621,968
   Stock issuance cost                                        (230,231)
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1999     8,719,000         87,190      4,934,919        102,500        (12,626)     3,436,401     (1,559,395)
   Comprehensive loss:
      Net Loss                                                                                             (848,986)
      Foreign Currency
         translation
         adjustments
         net of tax                                                                          (14,436)
    Comprehensive Loss
    Issuance of 347,365
        common shares and
        185,843 common shares
        from the treasury        347,365          3,474        238,546                                                   1,559,395
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2000     9,066,365   $     90,664   $  5,173,465   $    102,500   $    (27,062)  $  2,587,415
                            ============   ============   ============   ============   ============   ============   ============

                                     Totals

                                 ------------
Balance, January 31, 1998        $  1,880,105
   Comprehensive loss:
      Net loss                     (1,003,842)
      Foreign currency
         translation
         adjustments
         net of tax                   (14,891)
                                 ------------
   Comprehensive loss              (1,018,733)
                                 ------------
Balance, January 31, 1999             861,372
   Comprehensive income:
      Net income                    1,280,991
      Foreign currency
         translation
         adjustments
         net of tax                   (26,922)
                                 ------------
   Comprehensive income             1,254,069
   Issuance of 2,458,491
        common shares from
        the treasury                5,000,000
   Options exercised                  103,779
   Stock issuance cost               (230,231)
                                 ------------
Balance, December 31, 1999          6,988,989
   Comprehensive loss:
      Net Loss                       (848,986)
      Foreign Currency
         translation
         adjustments
         net of tax                   (14,436)
                                 ------------
    Comprehensive Loss               (863,422)
    Issuance of 347,365
        common shares and
        185,843 common shares
        from the treasury           1,801,415
                                 ------------
Balance, December 31, 2000       $  7,926,982
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

      Effective June 1, 1999, the Company consummated transactions with MVII, LLC ("MVII") pursuant to a Stock Purchase and Sale Agreement dated April 15, 1999. As a result of those transactions, MVII made a total investment of $12 million in the Company's common stock, $5 million of which was paid directly to the Company for the purchase of 2,458,491 shares of common stock.

NOTE 2 - Summary of Significant Accounting Policies:

      Basis of presentation

      The accompanying consolidated financial statements include the accounts of wholly-owned subsidiaries DSI(HK) Limited, Meritus Limited, and RSP Limited.
All significant intercompany transactions have been eliminated in consolidation.

      Fiscal year

      The Company's fiscal year is the year ending December 31 of the calendar year mentioned. Prior to December 31, 1999, the terms "fiscal year" and "fiscal" refer to January 31 of the following calendar year mentioned (e.g., a reference to fiscal 1998 is a reference to the fiscal year ended January 31, 1999).

      Cash equivalents

      The Company considers investments with original maturity dates of three months or less from the date of purchase to be cash equivalents. Restricted cash, held as a compensating balance under a revolving loan supported by letters of credit is not considered a cash equivalent.

      Revenue recognition

      Revenues are recognized upon shipment of product by the Company, or in the case of FOB Asia sales, by the manufacturer, and, at that point, legal responsibility and title pass to the buyer. The Company provides an allowance for doubtful accounts and accrues for returns and discounts using a percentage of gross sales based on historical experience. Provision is made currently for estimated returns of defective and slow-moving merchandise, price protection and customer allowances and is included as a reduction of accounts receivable and revenues.

      Inventories

      Inventories consist of finished goods and supplies and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

      Property and equipment

      Property and equipment are recorded at cost. Maintenance and repairs are charged to operations, and replacements or betterments are capitalized. Property or equipment sold, retired, or otherwise disposed of is removed from the accounts, and any gains or losses thereon are included in operations. Depreciation is recorded over the estimated useful lives of the related assets using the straight-line method for molds and leasehold improvements and an accelerated method, which approximates the straight line method, for all other assets .

      Debt issuance costs and debt discount

      Debt issuance costs and debt discount are amortized over the term of the related debt on a straight-line basis.

      Advertising

      The cost of producing media advertising is capitalized as incurred and expensed in the period in which the advertisement is first shown. During interim periods, media communications costs are accrued in relation to sales when the advertising is clearly implicit in the related sales arrangement. In any event, all media communication costs are expensed in the fiscal year incurred. All other advertising costs are expensed in the period incurred. Television advertising expense totaled $3,621,000, $275,000 and $141,000 during fiscal 2000, 1999 and 1998, respectively. Prepaid television advertising production costs of $101,000 and $108,000 respectively are included in prepaid expenses at December 31, 2000 and 1999. The Company entered into advertising barter transactions in which the Company recorded $529,000 and $311,000 in advertising expenses in fiscal 2000 and 1999, respectively. In addition, prepaid expenses at December 31, 2000 include $200,000 in bartered, prepaid 2001 print advertising. Management believes these amounts approximate fair value.

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

      U.S. deferred income taxes are provided on the undistributed earnings of the wholly-owned subsidiaries.

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

      Use of estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Because of the inherent uncertainties in their process, actual results could differ from such estimates. Management believes that the estimates are reasonable.

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

      Earnings per share

      The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all dilutive potential common shares outstanding.

      Stock options and warrants are the only potentially dilutive shares the Company has outstanding at December 31, 2000. The 866,500 shares of common stock options and warrants outstanding were not included in the diluted earnings per share calculation during fiscal 2000, because the options and warrants would be anti-dilutive. During fiscal 1999, the Company's warrants, for which the exercise price was less than the average market price of the common shares, were included in the computation of diluted earnings per share, increasing the weighted average number of shares outstanding by 114,439 shares. The Company's remaining 996,500 shares of common stock options and warrants were not included in the calculation because the exercise price of the options and warrants were greater than the average market price of the common shares. During fiscal 1998, the Company had 1,241,888, of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive.

      Stock-based compensation plans

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plans and the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in disclosures regarding the plan.

      Comprehensive income

      In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes rules for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. The adoption of SFAS 130 had no impact on the Company's net income or total shareholders' equity. Prior to the adoption of SFAS 130, foreign currency translation adjustments were reported separately in the statement of shareholders' equity.

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

NOTE 3 - Accounts Receivable:

      Accounts receivable consist of the following:

                                         December 31, 2000  December 31, 1999
                                         -----------------  -----------------
Trade receivables                           $ 9,642,883        $ 5,405,587

Provisions for:

  Discounts and markdowns                    (1,670,229)          (728,910)

  Return of defective goods                  (1,029,771)        (1,082,408)

  Doubtful accounts                            (420,000)          (186,210)
                                            -----------        -----------
Accounts receivable, net                    $ 6,522,883        $ 3,408,059
                                            ===========        ===========

NOTE 4 - Property and Equipment:

      Property and equipment consist of the following:


                                       Estimated useful lives          December 31, 2000       December 31, 1999
                                       ----------------------          -----------------       -----------------
Molds                                         3 years                    $    5,175,410          $    3,795,738

Equipment, furniture and fixtures            5-7 years                        2,030,612               1,899,383

Leasehold improvements                  10 years or lease term                1,188,693               1,008,481

Automobiles                                  3-5 years                           83,981                  84,246
                                                                         --------------          --------------
                                                                              8,478,696               6,787,848

Less: accumulated depreciation                                               (6,063,612)             (4,787,633)
                                                                         --------------          --------------
                                                                         $    2,415,084          $    2,000,215
                                                                         ==============          ==============

NOTE 5 - Accounts Payable and Accrued Liabilities:

      Accounts payable and accrued liabilities consist of the following:

                                         December 31, 2000  December 31, 1999
                                         -----------------  -----------------
Trade payables                               $ 5,053,214        $ 1,299,732

Accrued royalties                              1,023,633          1,164,079

Accrued compensation and commissions             714,411            521,836

Other                                          1,110,032            783,639
                                             -----------        -----------

                                             $ 7,901,290        $ 3,769,286
                                             ===========        ===========

NOTE 6 - Notes Payable:

      Indebtedness consists of the following:


                                                                                      December 31, 2000     December 31, 1999
                                                                                      -----------------     -----------------
      Primary Debt

      Bank revolving line of credit for $10 million with a commercial bank, collateralized by all of the Company's U.S. accounts receivable, intangibles, equipment, fixtures, and inventory and 65% of the common stock of DSI(HK) Limited, principal due on February 2, 2003; interest
           at prime plus .75% (10.25% at December 31, 2000)                              $ 6,419,925           $ 2,373,454

      Revolving bank loan drawn against an $8 million line of credit, collateralized by customers' letters of credit and $150,000 cash,
           interest at prime (9.5% at December 31, 2000)                                   1,631,415             1,297,921

      Other                                                                                  102,839                35,648
                                                                                         -----------           -----------

                                                                                           8,154,179             3,707,023

      Less: current portion                                                                1,689,911             1,313,787
                                                                                         -----------           -----------

                                                                                         $ 6,464,268           $ 2,393,236
                                                                                         ===========           ===========

      The bank revolving credit facility (the "Revolver") includes a $10 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, as defined in the agreement. The Revolver matures on February 2, 2003. Interest on borrowings outstanding under the Revolver is payable monthly in arrears at an annual rate equal to prime plus .75%. In addition, an unused line fee at an annual rate equal to .25% applied to the amount by which $10 million exceeds the average daily principal balance during the month and a collateral management fee of $2,000 is payable monthly.

      The Revolver contains certain restrictive covenants and conditions among which are prohibition on payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisition of assets, limitations on advances to third parties and compliance with minimum net worth amounts and designation as the "Senior Indebtedness" as relates to the related party debt described below.

      At December 31, 2000 the Company was in violation of certain of its Revolver restrictions and covenants. Such restrictions and covenants have been waived by the bank (see Note 16.)


      Related Party Debt                                                                     December 31, 2000     December 31, 1999
                                                                                             -----------------     -----------------
      Promissory Note of $1,690,000 to Walter S. and Susan Reiling,  collateralized by a
      $868,000 Letter of Credit, subordinated to other debt, payable in quarterly
      installments of $108,500 through January 7, 2005; including interest at 10.0375%.         $  1,415,515

      Promissory Note of 5,000,000 to MVII, Inc., subordinated to the  Revolver, payable in monthly installments of $100,000 through July 2004 plus interest at prime plus
      2% (11.5% at December 31, 2000).                                                             4,300,000
                                                                                                ------------
                                                                                                   5,715,515

      Less:  current portion                                                                       1,424,478
                                                                                                ------------            ------------

                                                                                                $  4,291,037
                                                                                                ============            ============

The $868,000 Letter of Credit collateralizing the $1,690,000 promissory note, is provided for the benefit of the Company by MVII. Payment to MVII on the $5,000,000 promissory note is subject to the terms of a subordination agreement between MVII and the Revolver bank, which places restrictions on payment to MVII, based on the borrowing capacity available to the Company under the Revolver.

NOTE 7 - Income Taxes:

      The components of income (loss) before provision for (benefit from) income taxes by fiscal year were as follows:

                                  2000               1999               1998
                              -----------        -----------        -----------
Domestic                      $(4,167,128)       $  (408,523)       $(3,209,516)

Foreign                         2,840,694          2,558,119          1,872,674
                              -----------        -----------        -----------
                              $ 1,326,434        $ 2,149,596        $(1,336,842)
                              ===========        ===========        ===========

      The provision for income taxes (benefit) by fiscal year is as follows:

                                  2000               1999               1998
                              -----------        -----------        -----------
Current:

     Federal                                     $  (106,641)       $  (615,358)

     State

     Foreign                  $   324,473            253,829            271,358
                              -----------        -----------        -----------
                                  324,473            147,188           (344,000)
                              -----------        -----------        -----------
Deferred:

     Federal                     (949,000)           702,000             17,000

     State

     Foreign                      147,079             19,417             (6,000)
                              -----------        -----------        -----------
                                 (801,921)           721,417             11,000
                              -----------        -----------        -----------
                              $  (477,448)       $   868,605        $  (333,000)
                              ===========        ===========        ===========

      The difference between income taxes (benefit) at the statutory Federal and the effective income tax rates by fiscal year is as follows:

                                               2000         1999         1998
                                            ---------    ---------    ---------
Taxes (benefit) computed at statutory rate  $(450,987)   $ 734,000    $(364,000)

Expired foreign tax credits                                 44,000

U.S. Permanent items                          190,256

Split Dollar Life Insurance                  (592,577)

Reserve against foreign tax credits           371,654       87,000

Other, net                                      4,206        3,605       31,000
                                            ---------    ---------    ---------
                                            $(477,448)   $ 868,605    $(333,000)
                                            =========    =========    =========

      Deferred tax assets (liabilities) are comprised of the following:


                                                    December 31, 1999     December 31, 2000
                                                    -----------------     -----------------
Net operating loss carry forward                     $  1,179,000
Allowance for doubtful accounts                           136,000            $    69,000
Inventory valuation adjustments                            38,000                 32,000
Depreciation                                              135,000                105,000
Accruals for inventory returns and markdowns              169,000                185,000
Foreign and alternative minimum tax credits             1,636,000              1,403,000
Life insurance premiums paid for shareholders                                    593,000
Other                                                      64,000                226,000
                                                     ------------            -----------
     Gross deferred tax assets                          3,357,000              2,613,000

Less valuation allowance                                 (372,000)              (680,000)
                                                     ------------            -----------
Net deferred tax assets                                 2,985,000              1,933,000
                                                     ------------            -----------
Unremitted earnings of foreign subsidiary                (820,000)              (717,000)
Depreciation                                             (188,849)              (133,340)
                                                     ------------            -----------
     Gross deferred tax liabilities                    (1,008,849)              (850,340)
                                                     ------------            -----------
Net deferred tax assets (liabilities)                $  1,976,151            $ 1,082,660
                                                     ============            ===========

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

      At December 31, 2000, the Company has $1,554,000 in foreign tax credit carryforwards which expire between December 31, 2000 through December 31, 2005. The Company also has $82,000 in alternative minimum tax credit carryforwards which do not expire. With the exception of $372,000 of foreign tax credits expiring during the tax year December 31, 2001, the Company believes that the foreign and alternative minimum tax credit carryforwards will be available to reduce future federal income tax liabilities, and has recorded the related tax benefit as a non-current deferred tax asset. The Company has federal net operating loss carryforwards (NOL) of $1,179,000 which expire in 2020. The Company's state net operating loss carryforward is not significant. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its foreign tax credit and NOL carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

NOTE 8 - Employee Benefit Plan:

      The Company maintains a 401(k) Plan (the Plan) for the benefit of its U.S. employees. The Company may, at its discretion, provide funds to match employee contributions to the Plan. The Company contributed $54,000, $27,000 and $35,000 in fiscal 2000, 1999 and 1998, respectively, as employer matching contributions to employee contributions.

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

      A summary of the option activity under the 1997 Plan, as amended, follows:


                                                                    Number of                Weighted Average
                                                                Outstanding Options            Option Price
                                                                -------------------            ------------
Options outstanding at January 31, 1998                              533,000                       8.00
    Granted                                                           82,000                       1.41
    Surrendered                                                      (12,000)                      8.00
                                                                -------------------
Options outstanding at January 31, 1999                              603,000                       7.10
    Granted                                                          685,500                       3.13
    Exercised                                                        (74,666)                      1.39
    Surrendered                                                     (467,334)                      7.73
                                                                -------------------
Options outstanding at December 31, 1999                             746,500                       3.63
    Granted                                                          142,500                       3.19
    Surrendered                                                      (22,500)                      5.40
                                                                -------------------
 Options outstanding December 31, 2000                               866,500                       3.51
                                                                ===================

      The weighted average fair value at date of grant for options granted during fiscal 2000, 1999 and 1998 was $3.19, $3.13 and $1.41 respectively. Vesting periods for options granted range from immediate to seven years from the date of grant in increments between 5% and 90% per year.

      Options outstanding at December 31, 2000 are as follows:


                                           Weighted           Weighted                          Weighted
                         Number of          Average           Average          Number of         Average
                        Outstanding        Exercise          Remaining        Exercisable       Exercise
Option Price              Options            Price        Contractual Life      Options           Price
- -------------------     -----------        --------       ----------------    -----------       --------
  $3.125 - 3.49           800,000             3.14               9              132,500            3.13
   8.00                    66,500             8.00               7               16,775            8.00
                          -------                                               -------
                          866,500                                               149,275
                          =======                                               =======

      The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized by the Company for this plan. The following unaudited pro forma data is calculated as if compensation cost for the 1997 Plan was determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123 for fiscal years 2000, 1999 and 1998:


                                                          2000             1999            1998
                                                     -------------    -------------   -------------
Pro forma net earnings (loss)                        $   1,089,412    $   1,000,150   $  (1,589,283)

Pro forma basic earnings (loss) per common share            $(0.12)           $0.13          $(0.26)

Pro forma diluted earnings (loss) per common share          $(0.12)           $0.13          $(0.26)

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-repricing model with the following weighted average assumptions used for grants in fiscal 2000, 1999 and 1998: expected volatility of 80% in fiscal 2000, 104% in fiscal 1999 and 80% in fiscal 1998, risk-free interest rate of 4.64% to 6.37%, no dividend yield and an expected life of seven years.

NOTE 10 - Related Party Transactions:

      The Company leases its office and warehouse in Houston from an entity owned by the previous sole shareholder of the Company. Rent expense on these leases was $325,000, $199,000 and $217,000 respectively for fiscal 2000, 1999, and 1998. Management believes that the rental rates approximate fair market value.

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

      Also on January 7, 2000, as discussed in Note 15, the Company merged with Meritus Industries, Inc. Pursuant to the merger terms, one of Meritus' primary shareholders was subsequently elected to the Board. In addition to the stock received in the transaction, the shareholder received $1.1 million in cash and a note receivable for $1.7 million. The note, bearing interest at 10.0375% per annum, requires quarterly principal and interest payments beginning April 1, 2000.

      Additional related party transactions are described in Notes 1, 11 and 16.

NOTE 11 - Commitments and Contingencies:

      In the normal course of business, the Company is involved in product and intellectual property issues which sometimes result in litigation. It is the opinion of management that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows, taken as a whole.

      The Company leases its facilities under various operating leases which expire from 2001 to 2010. Rent expense, including amounts paid to a related party, for fiscal 2000, 1999, and 1998 amounted to $1,008,183, $573,000 and
$625,000, respectively. Aggregate minimum rental commitments under non-cancelable leases are as follows for the specified fiscal years:

2001                                                                  $1,015,370

2002                                                                     814,061

2003                                                                     270,759

2004                                                                     167,316

2005                                                                     167,316

Thereafter thru 2010                                                     725,036
                                                                      ----------
                                                                      $3,159,858
                                                                      ==========

      Royalty expense under licensing agreements aggregated $2,989,000, $1,829,000 and $1,298,000, in fiscal 2000, 1999 and 1998, respectively. At
December 31, 2000, minimum guaranteed royalties payable under these agreements of $97,000 in fiscal 2001 and $125,000 through 2003, are included in accrued royalties payable and prepaid expenses and other assets.

      The Company has employment agreements with executives that aggregate $685,000 and expire in the next 12-24 months.

      In fiscal 2000, the Company terminated its obligations for current and future insurance premium payments on certain life insurance policies. In prior years, the Company paid premiums for the policies owned by the Tommy and JoBeth Moss Joint Life Insurance Trust, (the "Trust"), and was entitled to repayment of the advanced premiums, plus related cumulative interest, upon the death of JoBeth Moss. The Company agreed to forgo the cumulative amounts due the Company in exchange for the Trust extinguishing the future obligations for insurance premium payments. The premiums for 1999 and 1998 were $243,000 and $265,000 respectively and were recorded in general and administrative expense.

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

      Financial information for fiscal 2000, 1999, and 1998 for the U.S. and Hong Kong operations is as follows:


                                                                       United States     Hong Kong     Consolidated
                                                                       -------------    ------------   ------------
Fiscal 2000:

  Net sales                                                             $ 27,147,848    $ 43,290,683   $ 70,438,531

  Operating income (loss)                                                   (682,572)        633,386        (49,186)

  Depreciation expense                                                       733,186         818,446      1,551,632

  Capital expenditures                                                       237,752       1,012,192      1,249,944

  Total assets at fiscal year end                                       $ 26,528,128    $  3,471,012   $ 29,999,140

Fiscal 1999:

  Net sales                                                             $ 16,419,628    $ 31,140,396   $ 47,560,024

  Operating income (loss)                                                 (1,527,874)      4,139,162      2,665,288

  Depreciation expense                                                       265,790         463,161        728,951

  Capital expenditures                                                       256,354         831,092      1,087,446

  Total assets at fiscal year end                                       $ 11,134,140    $  3,893,226   $ 15,027,366

Fiscal 1998:

  Net sales                                                             $ 14,817,505    $ 37,905,012   $ 52,722,517

  Operating income                                                        (4,376,009)      3,807,193       (568,816)

  Depreciation expense                                                       275,147         295,632        570,779

  Capital expenditures                                                       255,940         705,364        961,304

  Total assets at fiscal year end                                       $  7,894,703    $  3,516,076   $ 11,410,779

      Sales to major customers that exceeded 10% of the Company's total net sales consist of the following for the specified fiscal years:

                                              2000           1999           1998
                                              ----           ----           ----
Wal-Mart                                       18%            21%            19%

Toys "R" Us                                    12%             7%            11%

      Approximately 19% of the Company's sales were exports to foreign countries during fiscal 2000, and 23% and 21% during fiscal 1999 and 1998, respectively.

NOTE 13 - Supplemental Cash Flow Information:

      Additional cash flow information by fiscal year is as follows:


                                                       2000            1999            1998
                                                  --------------------------------------------
Cash paid (received) for:

    Interest                                      $  1,104,296    $    334,932    $    614,150

    Income taxes                                                        (8,636)     (1,149,829)

Noncash activities included in the following:

    Accounts receivable write-offs (recoveries)   $    (11,769)   $      2,777    $     63,946

    Acquisition of Meritus:
       Property, plant and equipment acquired     $   (748,730)
       Accounts receivable and other assets
          acquired                                    (838,563)
       Liabilities assumed                           7,475,172
       Note payable issued to the Sellers            1,690,000
       Common stock issued (including
          treasury shares)                           1,801,415
       Goodwill resulting from Meritus
          acquisition                              (10,263,327)
                                                  -------------
       Net cash paid for Meritus acquisition      $   (884,033)
                                                  =============

NOTE 14 - Quarterly Financial Information (unaudited):

                                                                                  Fiscal Quarter Ended

                                                               ----------------------------------------------------------
                                                                  3/31/00         6/30/00        9/30/00       12/31/00
                                                               ------------    ------------   ------------   ------------
Net sales                                                      $  6,914,462    $ 13,582,505   $ 29,915,591   $ 20,025,973

Operating income (loss)                                          (1,735,467)        362,744      2,598,974     (1,275,437)

Income (loss) before income taxes                                (1,995,260)          3,287      2,312,891     (1,647,352)

Net income (loss)                                                (1,276,913)          2,049      1,480,251     (1,054,373)

Basic earnings (loss) per share                                $      (0.14)   $       0.00   $       0.16   $      (0.12)

Diluted earnings (loss) per share                              $      (0.14)   $       0.00   $       0.16   $      (0.12)

                                                                                  Fiscal Quarter Ended

                                                               ----------------------------------------------------------
                                                                 4/30/99         7/31/99        10/31/99       12/31/99
                                                               ------------    ------------   ------------   ------------
Net sales                                                      $  3,927,695    $ 14,646,943   $ 22,466,132   $  6,519,254

Operating income (loss)                                            (631,394)        472,609      2,867,621        (43,548)

Income (loss) before income taxes                                  (741,246)        373,555      2,672,381       (155,094)

Net income (loss)                                                  (498,285)        215,188      1,686,437       (122,349)

Basic earnings (loss) per share                                $      (0.08)   $       0.03   $       0.20   $      (0.01)

Diluted earnings (loss) per share                              $      (0.08)   $       0.03   $       0.19   $      (0.01)

                                                                                  Fiscal Quarter Ended

                                                               ----------------------------------------------------------
                                                                  4/30/98        7/31/98        10/31/98       1/31/99
                                                               ------------    ------------   ------------   ------------
Net sales                                                      $  5,926,126    $ 17,524,808   $ 24,563,262   $  4,708,321

Operating income (loss)                                            (863,056)        560,582      2,399,965     (2,666,307)

Income (loss) before income taxes
  and extraordinary item                                         (1,074,380)        375,941      2,150,012     (2,788,415)

Net income (loss)                                                  (711,490)        205,401      1,363,435     (1,861,188)

Basic earnings (loss) per share                                $      (0.12)   $       0.03   $       0.23   $      (0.31)

Diluted earnings (loss) per share                              $      (0.12)   $       0.03   $       0.23   $      (0.31)

NOTE 16 - Subsequent Event:

      On March 19, 2001, the Company issued to MVII an Investment Warrant to acquire 1.8 million shares of the Company's Common Stock, in exchange for a cash purchase price $2.7 million. The Investment Warrant is exercisable for no additional consideration, in whole on in part, for a ten-year period beginning June 3, 2002. The Investment Warrant is subject to certain anti-dilution adjustments, including adjustments in the event the Company issues securities for a purchase price that is equivalent to less than $1.50 per share of the Company Common Stock. In connection with the issuance of the Investment Warrant, the Company and MVII entered into a Registration Rights Agreement, pursuant to which MVII was granted piggyback registration rights with respect to the shares of the Company

Common Stock underlying the Warrant, under certain circumstances. Shares of Common Stock acquired by MVII upon exercise of the Warrant are subject to the terms of a Shareholders' and Voting Agreement dated as of April 5, 1999, among MVII and certain of the Company's other shareholders. Proceeds from the sale of the Investment Warrant were used by the Company for current working capital.

      Also, on March 30, 2001, the Company and Sunrock amended the Revolver resulting in an increase in the maximum loan amount from $10 million to $17.5 million, subject to the availability of sufficient, eligible inventory and accounts receivable. The terms include interest at prime rate plus three quarters of one percent (.75%) and maturity on March 31, 2004. As part of the amendment, the Company and Sunrock revised the future covenants and restrictions required by the Revolver, and waived the Company's non-compliance at December 31, 2000. Management believes the Company will be able to maintain compliance with such covenants in the future.

NOTE 17 Business Combination:

      On January 7, 2000, the Company acquired by way of a merger all of the issued and outstanding stock of Meritus Industries, Inc. ("Meritus") in exchange for (i) 600,000 unregistered shares of the Company's common stock, less 66,792 shares of the Company's common stock, which shares were initially held by the Company and payable to Walter and Susan Reiling (the "Reilings") upon satisfaction of certain post-closing conditions as set forth in the Closing and Holdback Agreement between the parties; (ii) $884,034 in cash; and (iii) the Company's Subordinated Secured Promissory Note for $1,690,000 paid to the Reilings, who were the sole shareholders of Meritus. At the end of the holdback period (June 7, 2000), the post-closing conditions were not satisfied and none of the held back (66,792) shares was paid to the Reilings. The market value of the shares issued was $1,081,415 and was satisfied by the issuance of 347,365 shares of new stock and 185,843 shares in treasury stock. Contemporaneously with the merger, the Company satisfied approximately $4.4 million of Meritus' debt.

      The acquisition was accounted for utilizing the purchase method; therefore the Company recorded the acquired assets at their estimated fair market value. Goodwill generated by the transaction is being amortized over 20 years using the straight-line method. The results of operations of the Meritus entities are included in the consolidated results of operations for fiscal 2000.

      Commensurate with the merger, the Company borrowed $5,000,000 from MVII, LLC, a California limited liability company controlled by E. Thomas Martin ("MVII"), evidenced by a promissory note dated January 7, 2000. The proceeds from the note were used for the payment of the Meritus debt discussed above.

      Pro Forma Results of Operations

      Presented below is a pro forma statement of operations for fiscal years ended December 1999 and 1998. The proforma reflects the combined operations of the Company and Meritus as if the merger of the Company and Meritus occurred on January 1, 1998.


                                                                                             Fiscal 1999
                                                                      -------------------------------------------------------------
                                                                           DSI                  Meritus                  Combined
                                                                                              (unaudited)               (unaudited)
                                                                      ------------            ------------             ------------
Net sales                                                             $ 47,560,024            $ 15,813,170             $ 63,373,194

Net income                                                            $  1,280,991            $ (2,000,870)            $   (719,879)

Basic earnings per share
  Earnings per share                                                  $       0.17                                     $      (0.09)
  Weighted average shares outstanding                                    7,688,964                                        8,222,172

Diluted earnings per share
  Earnings per share                                                  $       0.16                                     $      (0.09)
  Weighted average shares outstanding                                     7,803,403                                       8,336,611


                                                                                             Fiscal 1998
                                                                      -------------------------------------------------------------
                                                                           DSI                  Meritus                  Combined
                                                                                              (unaudited)               (unaudited)
                                                                      ------------            ------------             ------------
Net sales                                                             $ 52,722,517            $ 21,497,445             $ 74,219,962

Net income (loss)                                                     $ (1,003,842)           $   (991,675)            $ (1,995,517)

Basic earnings per share
  Earnings per shares                                                 $      (0.17)                                    $      (0.33)
  Weighted average shares outstanding                                    6,000,000                                        6,533,208

Diluted earnings per share
  Earnings per share                                                  $      (0.17)                                    $      (0.33)
  Weighted average shares outstanding                                    6,000,000                                        6,533,208

                          DSI Toys, Inc. and Subsidiary

          Valuation and Qualifying Accounts and Reserves (Schedule II)

                                 (In thousands)


                                   Balance   Charged                 Balance     Charged                              Charged
                                     at      to costs                  at        to costs                 Balance at  to costs
                                   January     and                   January       and                     Becember      and
Description                        31, 1998   expenses  Deductions   31, 1999    expenses    Dedcutions    1, 1999    expenses
- -----------                        --------   --------  ----------   --------    --------    ----------    -------    --------
Reserves deducted from assets:

     Trade receivables               204        (17)       (64)        123          66           (3)         186         222

     Discounts and

       markdowns                   1,957      1,559     (2,132)      1,384       1,041       (1,696)         729       1,339

     Return of defective

       goods                         830      2,416     (2,838)        408       2,400       (1,726)       1,082       1,837

     Inventory                                                                     100                       100         379
                                   -----      -----     ------       -----       -----       ------        -----       -----
                                   2,991      3,958     (5,034)      1,915       3,607       (3,425)       2,097       3,777
                                   =====      =====     ======       =====       =====       ======        =====       =====

                                                  Balance
                                                     at

                                                  December

Description                         Deductions    31, 2000
- -----------                         ----------    --------
Reserves deducted from assets:

     Trade receivables                   12           420

     Discounts and

       markdowns                       (398)        1,670

     Return of defective

       goods                         (1,889)        1,030

     Inventory                         (129)          350
                                     ------         -----
                                     (2,404)        3,470
                                     ======         =====

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

4.2 Form of Warrant Agreement among the Company and Representatives to purchase 250,000 shares of common stock. (1)

4.3 Common Stock Purchase Warrant No. A-1 dated December 11, 1995, issued to Hibernia Corporation to purchase 388,888 shares of common stock. (1)

4.4 Registration Rights Agreement by and between the Company and Hibernia Corporation. (1)

4.5 Registration Rights Agreement by and between the Registrant and Tommy Moss. (1)

4.6 Form of Investment Warrant by and between the Company and MVII, LLC, dated March 19, 2001.*

4.7 Registration Rights Agreement by and between the Company and MVII, LLC, dated March 19, 2001.*

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

10.41 Employment Agreement dated June 17, 1999 by and between the Company and Michael J. Lyden. (4)

10.42 Employment Agreement dated June 1, 1999, by and between the Company and Joseph S. Whitaker. (4)

10.43 Amendment to 1997 Stock Option Plan dated May 24, 1999. (4)

10.44 Restated Employment Agreement dated December 31, 1999, by and between DSI(HK) Limited and Yau Wing Kong.

10.45 Agreement and Plan of Merger between Meritus Industries, Inc. et. al. and the Company, dated October 7, 1999 (filed as Exhibit 10.45 to the Company's Form 10-Q for the quarterly period ended October 31, 1999), incorporated herein by reference.

10.46 Closing and Holdback Agreement dated January 7, 2000, by and between the Company and Meritus Industries, Inc., et.al. (filed as Exhibit 2.3 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

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

10.55 Amendment No. 2 to DSI Toys, Inc. 1997 Stock Option Plan (filed as
      Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 2000), incorporated herein by reference.

10.56 Amendment No. 3 dated July 14, 2000, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.12 to the Company's Form 10-Q for the period ended June 30, 2000), incorporated herein by reference.

10.57 Amendment No. 4 dated March 30, 2001, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company.*

21    Subsidiaries.*

99.1 DSI Toys, Inc. Audit Committee of the Board of Directors, Charter, adopted by the Board of Directors on May 23, 2000 (filed as Exhibit 99.1 to the Company's Form 10-Q for the period ended June 30, 2000), incorporated herein by reference.

99.2 Amendment No. 1 to the Audit Committee of the Board of Directors, Charter, adopted by the Board of Directors on March 13, 2001.*

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


*   Filed herewith