Form 10-Q
period 2001-03-31
DSI TOYS INC
filed 2001-05-10
CIK 1034257

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM           TO
                                     ---------    ---------

                           COMMISSION FILE NO. 0-22545


                                 DSI TOYS, INC.
             (Exact name of Registrant as specified in its charter)

                   TEXAS                                  74-1673513
       (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                Identification No.)

    1100 WEST SAM HOUSTON PARKWAY NORTH
              HOUSTON, TEXAS                                77043
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

     As of May 10, 2001, 9,066,365 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

                                TABLE OF CONTENTS


                                                                          PAGE

                               PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of March 31, 2001, and
               December 31, 2000 .........................................   1
        Consolidated Statement of Operations for the Three Months
               Ended March 31, 2001, and 2000.............................   2
        Consolidated Statement of Cash Flows for the Three Months Ended
               March 31, 2001, and 2000...................................   3
        Consolidated Statement of Shareholders' Equity....................   5
        Notes to Consolidated Financial Statements........................   6



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..........................................   7


                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS.................................................  12

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS .........................  12

Item 5. OTHER INFORMATION.................................................  12

Item 6. EXHIBITS AND REPORTS ON FORM 8-K..................................  12

Signatures................................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                        MARCH 31,     DECEMBER 31,
                                                          2001           2000
                                                      ------------    ------------
                                                      (Unaudited)
                    ASSETS
Current assets:
   Cash                                               $    102,808    $    177,682
   Restricted cash                                         150,000         150,000
   Accounts receivable, net                              2,422,646       6,522,883
   Inventories                                           6,289,250       6,687,195
   Prepaid expenses                                      2,814,332       1,740,945
   Deferred income taxes                                 1,251,726         385,000
                                                      ------------    ------------
        Total current assets                            13,030,762      15,663,705

Property and equipment, net                              2,165,398       2,415,084
Deferred income taxes                                    1,780,000       1,780,000
Goodwill, net                                            9,626,175       9,754,524
Other assets                                               540,437         385,827
                                                      ------------    ------------
                                                      $ 27,142,772    $ 29,999,140
                                                      ============    ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities           $  6,662,005    $  7,901,290
   Current portion of long-term debt                     1,260,307       1,689,911
   Current portion of long-term debt due to a
     related party                                       1,724,478       1,424,478
   Income taxes payable                                     17,027         112,325
                                                      ------------    ------------
        Total current liabilities                        9,663,817      11,128,004

Long-term debt                                           4,207,936       6,464,268
Long-term debt due to a related party                    3,991,037       4,291,037
Deferred income taxes                                      188,849         188,849
                                                      ------------    ------------
        Total liabilities                               18,051,639      22,072,158
                                                      ------------    ------------
Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none issued or outstanding
     Common stock, $.01 par value, 35,000,000
     shares authorized, 9,066,365 shares issued and
     outstanding                                            90,664          90,664
   Additional paid-in capital                            5,173,465       5,173,465
   Common stock warrants                                 2,802,500         102,500
   Accumulated other comprehensive loss                    (12,964)        (27,062)
   Retained earnings                                     1,037,468       2,587,415
                                                      ------------    ------------
        Total shareholders' equity                       9,091,133       7,926,982
                                                      ------------    ------------
                                                      $ 27,142,772    $ 29,999,140
                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                            -----------------------------
                                             MARCH 31,         MARCH 31,
                                               2001              2000
                                            -----------       -----------
Net sales                                   $ 6,721,223       $ 6,914,462
Cost of goods sold                            4,929,957         5,309,299
                                            -----------       -----------
Gross profit                                  1,791,266         1,605,163
Selling, general and
  administrative expenses                     3,979,454         3,340,630
                                            -----------       -----------
Operating loss                               (2,188,188)       (1,735,467)
Interest expense                               (267,979)         (269,983)
Other income                                     34,375            10,190
                                            -----------       -----------
Loss before income taxes                     (2,421,792)       (1,995,260)
Benefit from income taxes                       871,845           718,347
                                            -----------       -----------
Net  loss                                   $(1,549,947)      $(1,276,913)
                                            ===========       ===========

BASIC EARNINGS (LOSS) PER SHARE

     Loss per share                         $     (0.17)      $     (0.14)
                                            ===========       ===========
     Weighted average shares
       outstanding                            9,066,365         9,014,147
                                            ===========       ===========

DILUTED EARNINGS (LOSS) PER SHARE

     Loss per share                         $     (0.17)      $     (0.14)
                                            ===========       ===========
     Weighted average shares
       outstanding                            9,066,365         9,014,147
                                            ===========       ===========



          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                     --------------------------
                                                      MARCH 31,      MARCH 31,
                                                        2001           2000
                                                     -----------    -----------
Cash flows from operating activities:
     Net loss                                        $(1,549,947)   $(1,276,913)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating
       activities:
         Depreciation and amortization                   355,735        393,964
         Amortization and write-off of debt
           discount and issuance costs                     5,048          8,514
         Amortization of goodwill                        128,349        127,813
         Provision for doubtful accounts                  23,882         35,355
         Deferred income taxes                          (866,726)      (718,347)
         Changes in assets and liabilities,
           net of effects of acquisition:
            Accounts receivable                        4,076,355      3,153,146
            Inventories                                  397,945        149,658
            Income taxes payable                         (95,298)       (93,639)
            Prepaid expenses                          (1,073,387)      (217,197)
            Accounts payable and accrued
              liabilities                             (1,239,285)    (6,348,120)
                                                     -----------    -----------
               Net cash provided by (used in)
                 operating activities                    162,671     (4,785,766)

Cash flows from investing activities:
      Cash used for acquisition of Meritus                             (884,033)
      Capital expenditures                              (106,049)      (377,263)
      Increase  in other assets                         (159,658)      (215,453)
                                                     -----------    -----------
               Net cash used in investing
                 activities                             (265,707)    (1,476,749)

Cash flows from financing activities:
      Net (payments) borrowing  under
        revolving lines of credit                     (2,243,160)     1,689,615
      Net payments on long-term debt                    (442,776)      (652,888)
      Borrowings of long-term debt due to a
        related party                                                 5,000,000
      Net proceeds from issuance of warrants           2,700,000
      Debt and stock issue refunds                                       35,000
                                                     -----------    -----------
               Net cash provided by financing
                 activities                               14,064      6,071,727

Effect of exchange rate changes on cash                   14,098        (12,036)
                                                     -----------    -----------
Net decrease in cash                                     (74,874)      (202,824)
Cash and cash equivalents, beginning of period           177,682        478,970
                                                     -----------    -----------
Cash and cash equivalents, end of period             $   102,808    $   276,146
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                              MARCH 31,
                                                                2000
                                                            -------------
Supplemental disclosure of cash flow information:

Acquisition of Meritus:
  Property, plant and equipment acquired                     $   (748,730)
  Accounts receivable and other assets
    acquired                                                     (838,563)
  Liabilities assumed                                           7,475,172
  Note payable issued to the Reilings                           1,690,000
  Common stock issued (including treasury
    shares)                                                     1,801,415
  Goodwill resulting from Meritus acquisition                 (10,263,327)
                                                             ------------

  Net cash paid for Meritus acquisition                      $   (884,033)
                                                             ============


          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                            ADDITIONAL
                                  COMMON STOCK                PAID-IN
                                SHARES         AMOUNT        CAPITAL        WARRANTS
                              ----------   ------------   ------------   ------------
Balance, December 31, 1999     8,719,000    $    87,190    $ 4,934,919   $   102,500

   Comprehensive loss:
      Net loss
      Foreign currency
      translation adj
      net of tax

   Comprehensive loss
   Issuance of 347,365
      common shares and
      185,843 shares from
      THE TREASURY               347,365          3,474        238,546
      --------------------------------------------------------------------------------
Balance, December 31, 2000     9,066,365         90,664      5,173,465       102,500

   Comprehensive Loss:
      Net loss
      Foreign currency
      translation adj
      net of tax                  14,098
   Comprehensive loss
   WARRANTS ISSUED                                                         2,700,000
   -----------------------------------------------------------------------------------
   Balance, March 31, 2001     9,066,365    $    90,664    $ 5,173,465   $ 2,802,500
   ===================================================================================


                               ACCUMULATED
                                  OTHER
                              COMPREHENSIVE   RETAINED      TREASURY
                                  INCOME      EARNINGS       STOCK           TOTALS
                              -------------  -----------   ------------   ------------
Balance, December 31, 1999    $   (12,626)   $ 3,436,401   $(1,559,395)   $ 6,988,989

   Comprehensive loss:
      Net loss                                  (848,986)                    (848,986)
      Foreign currency
      translation adj
      net of tax                  (14,436)                                    (14,436)
                                                                          -----------
   Comprehensive loss                                                        (863,422)
   Issuance of 347,365
      common shares and
      185,843 shares from
      THE TREASURY                                           1,559,395      1,801,415
      -------------------------------------------------------------------------------
Balance, December 31, 2000        (27,062)     2,587,415                    7,926,982

   Comprehensive Loss:
      Net loss                                (1,549,947)                  (1,549,947)
      Foreign currency
      translation adj
      net of tax                   14,098
   Comprehensive loss                                                      (1,535,849)
   WARRANTS ISSUED                                                          2,700,000
   ----------------------------------------------------------------------------------
   Balance, March 31, 2001    $   (12,964)   $ 1,037,468                  $ 9,091,133
   ==================================================================================


          See accompanying notes to consolidated financial statements.

                                       DSI TOYS, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of DSI Toys, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

      In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

      The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results expected for the full year ending December 31, 2001.

2.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                               MARCH 31,        DECEMBER 31,
                                                 2001              2000
                                              -----------       -----------
    Trade receivables ..................      $ 4,641,625       $ 9,642,883
    Provisions for:
    Discounts and markdowns ............         (758,849)       (1,670,229)
    Return of defective goods ..........       (1,090,130)       (1,029,771)
    Doubtful accounts ..................         (370,000)         (420,000)
                                              -----------       -----------
    Accounts receivable, net ...........      $ 2,442,646       $ 6,522,883
                                              ===========       ===========

3.    SEGMENT INFORMATION

      Financial information for the three months ended March 31, 2001 and 2000 is as follows:

                                         United
                                         States        Hong Kong     Consolidated
                                      ------------  --------------  --------------
    Three months ended March 31,
       2001:
     Net sales ....................   $  3,794,537    $  2,926,686    $  6,721,223
     Operating loss ...............     (1,801,958)       (386,230)     (2,188,188)
     Total assets at March 31, 2001     24,081,386       3,061,386      27,142,772

    Three months ended March 31,
       2000:
     Net sales ....................   $  3,022,320    $  3,892,142    $  6,914,462
     Operating loss ...............     (1,684,636)        (50,831)     (1,735,467)
     Total assets at March 31, 2000     20,546,958       3,753,013      24,299,971


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EXCEPT AS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" REFER TO DSI TOYS, INC. AND ITS FOUR WHOLLY OWNED HONG KONG SUBSIDIARIES, DSI(HK) LIMITED ("DSI(HK)"), MERITUS INDUSTRIES LIMITED, RSP PRODUCTS LIMITED AND ELITE DOLLS LIMITED. THE TERMS "FISCAL YEAR" AND "FISCAL" REFER TO THE COMPANY'S FISCAL YEAR, WHICH IS THE YEAR ENDING DECEMBER 31 OF THE CALENDAR YEAR MENTIONED (E.G., A REFERENCE TO FISCAL 2000 IS A REFERENCE TO THE FISCAL YEAR ENDED DECEMBER 31,
2000). EFFECTIVE DECEMBER 31, 1999, THE COMPANY CHANGED ITS FISCAL YEAR END FROM JANUARY 31 TO A CALENDAR YEAR END.

GENERAL

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, and the information included elsewhere herein.

      The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products. Core products include youth electronics such as TECH-LINK(R) brand communications products, EoBRAIN(TM) brand hand-held electronic companions, Kawasaki(R) brand musical instruments, GEARHEAD(R) brand remote control vehicles and a full range of doll brands including SWEET FAITH(R), PRIDE & JOY(TM), TOO CUTE TWINS(TM), HUSH
LI'L BABY(R), LITTLE DARLINGS(TM), and THE ELITE(R) brand of LIFETIME PLAY DOllS(TM). The Company's web site can be reached at www.dsitoys.com.

      The Company has three major product categories: Juvenile Audio Products, Girls Toys and Boys Toys.

JUVENILE AUDIO PRODUCTS

      The Juvenile Audio Product category consists of Youth Communications products and Musical Instruments. Products in the Youth Communications line include walkie-talkies, wrist watch walkie-talkies, and audio products. The portfolio of brands in this category include TECH-LINK(R) and MICRO LINK(TM) communications products, Harley-Davidson(R) walkie-talkies and bike alarms and the Company's new EoBRAIN(TM) brand hand-held electronic companions. The Musical Instrument line includes the branded category of Kawasaki(R) guitars, drum pads, saxophone, keyboards and mixer keyboards, as well as the Josie and The Pussycats(TM) musical products brand.

GIRLS TOYS

      The Girls Toys product category includes dolls, plush toys, play sets, accessories, and activity toys. The Girls Toys portfolio of brands includes SWEET FAITH(R), PRIDE & JOY(TM), DEAR GRACE(TM), GOOD WILL(TM), PRECIOUS PRAYERS(TM), LITTLE DARLINGS(TM), HUSH LI'L BABY(R), BABY BEANS(R) and the ELITE(R) brand of LIFETIME PLAY DOLLS(TM). New introductions for 2001 in this category include TOO CUTE TWINS(TM), SUSIE SO SMART(TM), and "Happy Birthday to You" dolls, KITTY KITTY KITTENS(R) plush toys, and the unique FASHION BUZZ(TM) AIR NAILS SALON(TM) activity set.

BOYS TOYS

      The Boys Toys product category includes remote control and infra-red control vehicles. The portfolio of brands in this product category are GEARHEAD(TM) remote control vehicles, including INSECTOR(TM), and the new, unique ultra-articulated STREET SAVAGE(TM). The GEARHEAD(TM) brand also includes GEARHEAD(TM) JR. infra-red control vehicles.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                      PERCENT OF NET SALES
                                                      --------------------
                                                       THREE MONTHS ENDED
                                                       ------------------
                                                      March 31,    March 31,
                                                        2001          2000
                                                     ----------   -----------
    Net sales ....................................      100.0%       100.0%
    Costs of goods sold ..........................       73.3         76.8
                                                        -----        -----
    Gross profit .................................       26.7         23.2
    Selling,  general and administrative
    expenses .....................................       59.2         48.3
                                                        -----        -----
    Operating loss ...............................      (32.5)       (25.1)
    Interest expense .............................       (4.0)        (3.9)
    Other income .................................         .5           .1
                                                        -----        -----
    Loss before income taxes .....................      (36.0)       (28.9)
    Benefit from income taxes ....................       12.9         10.4
                                                        -----        -----
    Net loss .....................................      (23.1)%      (18.5)%
                                                        =====        =====

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

      NET SALES. Net sales for the three months ended March 31, 2001, decreased $200,000, or 2.8%, to $6.7 million, from $6.9 million in the first quarter of 2000. The decrease was due to decreased sales of girls toys, boys toys and products in other categories, partially offset by increased sales of juvenile audio products.

      Net sales of juvenile audio products during the first quarter ended March 31, 2001, increased $900,000, or 53.8%, to $2.7 million, from $1.8 million in the first quarter of 2000. The major product groups in this category are Youth Communications and Musical Instruments, providing $1.9 million and $800,000 respectively in sales in the quarter ending March 31, 2001. Increases occurred in both product groups during the quarter, driven by the continued success of TECH-LINK(R) walkie-talkies and Kawasaki(R) musical products.

      Net sales of girls toys decreased $900,000, or 22.5%, to $2.9 million during the first quarter ended March 31, 2001, from $3.7 million in the first quarter in 2000. The decreased sales for the first quarter reflect decreases in sales of the PRIDE & JOY(TM) and ELITE(R) doll lines partially offset by sales oF KITTY KITTY KITTENS(R), which was introduced in the fourth quarter of 2000.

      Net sales of boys toys decreased $113,000, or 12.4%, to $800,000 in the first quarter ended March 31, 2001, from $913,000 in the first quarter of 2000. The decrease was primarily due to decreased sales of boys military products partially offset by sales of the INSECTOR(TM) R/C vehicle introduced in the third quarter of 2000.

      Net sales of products in other categories during the first quarter ended March 31, 2001, decreased $149,000 or 49.8%, to $300,000 during the first quarter ended March 31, 2001, from $449,000 in the first quarter of 2000. The decrease was due primarily to decreased sales of handheld games and novelties in the first quarter of 2001 as compared to the first quarter of 2000. The Company recorded no sales of handheld games in the first quarter of 2001 and sales of toy electronic doorbells were substantially reduced in the first quarter of 2001 from the same period in 2000.

      International net sales for the three months ended March 31, 2001, decreased approximately $200,000, or 16.2%, to $900,000, from $1.1 million in the first quarter of 2000. The decrease was due primarily to decreased sales to Canada, partially offset by increased sales to the United Kingdom as compared to the same period of last year.

      GROSS PROFIT. Gross profit increased $200,000, or 11.6%, to $1.8 million for the first quarter ended March 31, 2001, from $1.6 million in the first quarter of 2000. Gross profit as a percentage of net sales increased to 26.6% in the first quarter ended March 31, 2001, from 23.2% in the first quarter of fiscal 2000. The gross profit dollar increase reflects the emphasis on proprietary products, which carry higher margins, and the inclusion of sales of close-out items in the first quarter of 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $700,000 to $4.0 million in the first quarter ended March 31, 2001, compared with $3.3 million for the first quarter of 2000. The increase primarily was due to additional expenses for employee costs, professional fees, bad debt expenses, tax expenses and other operating expenses, which increased $415,000 from the same period in the prior year, reflecting employee additions, increased credit risk and general operational needs. Additionally, television and other advertising costs in 2001 increased $185,000 from fiscal 2000 to support sales of KITTY KITTY KITTENS(R) and the annual industry trades shows.

      INTEREST EXPENSE. Interest expense during the first quarter ended March 31, 2001, decreased to $265,000 from $270,000 in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

      The Company's operating activities provided net cash of $162,671 during the first quarter of fiscal 2001, consisting primarily of decreases in accounts receivable, inventories and accounts payable, and an increase in prepaid expense. Net cash used in investing activities during the first quarter of fiscal 2001 was $266,000 and was a result of capital expenditures and an increase in other assets. Net cash provided by financing activities was $14,064 in the first quarter of fiscal 2001 and was a result of proceeds from the issuance of common stock warrants net of payments on long-term debt and the revolving line of credit. The Company's working capital at March 31, 2001, was $3.3 million and unrestricted cash was $102,000, and the Company's working capital at March 31, 2000, was $2.5 million and unrestricted cash was $ 276,000.

      The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the last two fiscal quarters. To manage these working capital requirements, the Company maintains credit facilities secured principally by accounts receivable and inventory. The Company currently maintains a line of credit facility with State Street Bank and Trust - Hong Kong Branch (the "Hong Kong Credit Facility") and a revolving credit facility with Sunrock Capital Corp. (the "Revolver"). At April 30, 2001, the Company had additional eligible borrowing capacity of $270,000 in the aggregate under the Hong Kong Credit Facility and the Revolver.

      The Company and Sunrock amended the Revolver on March 30, 2001, resulting in an increase in the maximum loan amount from $10 million to $17.5 million, subject to the availability of sufficient, eligible inventory and accounts receivable. The terms include interest at the banks prime rate plus three quarters of one percent (.75%) and maturity on March 31, 2004.

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

      The Company has budgeted approximately $2.0 million for capital expenditures for fiscal 2001 consisting primarily of purchases of tools and molds and information technology systems. Based on projected fiscal 2001 operating results, the Company believes cash flows from operations and available borrowings under the Revolver and the Hong Kong Credit Facility, as well as proceeds from the Investment Warrant, will be sufficient to meet the Company's operating cash requirements and fund its anticipated capital expenditures. However, there can be no assurance the Company will meet its projected operating results. In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions, as well as other factors.

      The Company is obligated to make future minimum royalty payments under certain of its license agreements. As of March 31, 2001, the Company was required to make an aggregate of approximately $97,000 in payments of guaranteed royalties under certain licenses in fiscal 2001 and $125,000 thereafter through fiscal 2003.


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

SEASONAL FINANCING

      The Company's financing of seasonal working capital typically peaks in the third quarter of the year, when accounts receivable are at their highest due to increased sales volume and sales programs, and when inventories are at their highest in anticipation of expected second half sales volume. See "Seasonality." The Company finances its seasonal working capital requirements by using internally generated cash and borrowings under its line of credit with the Hong Kong Credit Facility and the Revolver with Sunrock. The Company entered into an amendment to the Revolver on March 30, 2001, increasing the line of credit from $10 million to $17.5 million.

CAUTIONARY STATEMENT

      Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this Form 10-Q, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by forward-looking statements, please read carefully the information under Item 1, "Risk Factors", in the Company's 2000 Annual Report on Form 10-K. In addition to the Risk Factors and other important factors detailed herein and from time to time in other reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

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

      The risks included herein are not exhaustive. Other sections of this Form 10-Q may include additional factors which could materially and adversely impact the Company's business, financial condition, and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors on the Company's business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

b) Reports on Form 8-K

   None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               DSI Toys, Inc.


Dated:  May 10, 2001           /s/ MICHAEL J. LYDEN
                               -------------------------------------------------
                               Michael J. Lyden
                               President and Chief Executive Officer



Dated:   May 10, 2001    By:   /s/ ROBERT L. WEISGARBER
                               -------------------------------------------------
                               Robert L. Weisgarber
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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

3.2     Amended and Restated Bylaws of the Company. (1)

3.3     Amendment to Amended and Restated Bylaws of the Company. (1)

4.1 Form of Investment Warrant by and between the Company and MVII, LLC, dated March 19, 2001 (filed as Exhibit 4.6 to the Company's Form 10-K for the fiscal year ended December 31, 2000), incorporated herein by reference.

4.2 Registration Rights Agreement by and between the Company and MVII, LLC, dated March 19, 2001 (filed as Exhibit 4.7 to the Company's Form 10-K for the fiscal year ended December 31, 2000), incorporated herein by reference.

10.1 Amendment No. 4 dated March 30, 2001, to the Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.57 to the Company's Form 10-K for the fiscal year ended December 31, 2000), incorporated herein by reference.

10.2 Employment Agreement dated April 1, 2001, but executed April 23, 2001, by and between the Company and Gregory A. Barth. *

99.1 Amendment No. 1 to the Audit Committee of the Board of Directors Charter, adopted by the Board of Directors on March 31, 2001 (filed as
        Exhibit 99.2 to the Company's Form 10-K for the fiscal year ended December 31, 2000), incorporated herein by reference.


*     Filed herewith.