Form 10-Q
period 2001-06-30
DSI TOYS INC
filed 2001-08-14
CIK 1034257

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of August 13, 2001, 9,066,365 shares of common stock par value $.01 per share, of DSI Toys, Inc. were outstanding.

                                TABLE OF CONTENTS


                                                                            PAGE

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of June 30, 2001
            and December 31, 2000......................................      1
        Consolidated Statement of Operations for the Three
            Months and Six Months Ended June 30, 2001 and  2000........      2
        Consolidated Statement of Cash Flows for the Six Months Ended
                  June 30, 2001 and 2000...............................      3
        Consolidated Statement of Shareholders' Equity.................      5
        Notes to Consolidated Financial Statements.....................      6



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS............................      8



                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS..............................................     14

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........     14

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................     14

Signatures.............................................................     15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                       JUNE 30, 2001     DECEMBER 31, 2000
                                                                     -----------------  ------------------
                                                                         (Unaudited)
                  ASSETS

Current Assets:
    Cash                                                                $     90,157       $    177,682
    Restricted cash                                                          150,000            150,000
    Accounts receivable, net                                               4,560,956          6,522,883
    Inventories                                                            9,076,710          6,687,195
    Prepaid expenses                                                       3,256,109          1,740,945
    Deferred income taxes                                                  2,078,489            385,000
                                                                        ------------       ------------
             Total current assets                                         19,212,421         15,663,705

Property and equipment, net                                                1,985,109          2,415,084
Deferred income taxes                                                      1,780,000          1,780,000
Goodwill, net                                                              9,497,826          9,754,524
Other assets                                                                 915,343            385,827
                                                                        ------------       ------------
                                                                        $ 33,390,699       $ 29,999,140
                                                                        ============       ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities                            $ 11,261,503       $  7,901,290
    Current portion of long-term debt                                      2,999,449          1,689,911
    Current portion of long-term debt due to a related party               1,885,696          1,424,478
    Income taxes payable                                                      81,473            112,325
                                                                        ------------       ------------
             Total current liabilities                                    16,228,121         11,128,004

Long-term debt                                                             5,684,083          6,464,268
Long-term debt due to a related party                                      3,681,840          4,291,037
Deferred income taxes                                                        188,849            188,849
                                                                        ------------       ------------
             Total liabilities                                            25,782,893         22,072,158
Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
             None issued or outstanding
    Common stock, $.01 par value, 35,000,000 shares authorized,
             9,066,365 shares issued and outstanding                          90,664             90,664
    Additional paid-in capital                                             5,173,465          5,173,465
    Common stock warrants                                                  2,802,500            102,500
    Accumulated other comprehensive loss                                     (14,961)           (27,062)
    Retained earnings (deficit)                                             (443,862)         2,587,415
                                                                        ------------       ------------
                   Total shareholders' equity                              7,607,806          7,926,982
                                                                        ------------       ------------
                                                                        $ 33,390,699       $ 29,999,140
                                                                        ============       ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                       -------------------------------       -------------------------------
                                                           2001               2000               2001               2000
                                                       ------------       ------------       ------------       ------------
Net Sales                                              $  9,416,184       $ 13,582,505       $ 16,137,407       $ 20,496,967
Cost of goods sold                                        7,489,073          9,598,816         12,419,030         14,908,115
                                                       ------------       ------------       ------------       ------------
Gross profit                                              1,927,111          3,983,689          3,718,377          5,588,852
Selling, general and administrative expenses              3,997,393          3,620,945          7,976,847          6,961,575
                                                       ------------       ------------       ------------       ------------
Operating income (loss)                                  (2,070,282)           362,744         (4,258,470)        (1,372,723)
Interest expense                                           (269,711)          (403,762)          (537,690)          (673,745)
Other income                                                 25,415             44,305             59,790             54,495
                                                       ------------       ------------       ------------       ------------
Income (loss) before income taxes                        (2,314,578)             3,287         (4,736,370)        (1,991,973)
Benefit from (provision for) income taxes                   833,248             (1,238)         1,705,093            717,109
                                                       ------------       ------------       ------------       ------------
Net income (loss)                                      $ (1,481,330)      $      2,049       $ (3,031,277)      $ (1,274,864)
                                                       ============       ============       ============       ============

BASIC EARNINGS PER SHARE
    Earnings (loss) per share                          $      (0.16)      $       0.00       $      (0.33)      $      (0.14)
                                                       ============       ============       ============       ============
    Weighted average shares outstanding                   9,066,365          9,066,365          9,066,365          9,040,256
                                                       ============       ============       ============       ============

DILUTED EARNINGS PER SHARE
    Earnings (loss) per share                          $      (0.16)      $       0.00       $      (0.33)      $      (0.14)
                                                       ============       ============       ============       ============
    Weighted average shares outstanding                   9,066,365          9,158,392          9,066,365          9,040,256
                                                       ============       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                              -----------------------------
                                                                                 2001              2000
                                                                              -----------       -----------
Cash flows from operating activities:
    Net loss                                                                  $(3,031,277)      $(1,274,864)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
        Depreciation and amortization                                             682,283           731,808
        Amortization and write-off of
           debt discount and issuance costs                                        19,297            13,985
        Amortization of goodwill                                                  256,698           256,662
        Provision for inventory obsolescence                                      300,000
        Provision for doubtful accounts                                            37,623           (25,210)
        Loss on abandonment or sale of equipment                                    4,107            32,173
        Deferred income taxes                                                  (1,693,489)         (717,109)
        Changes in assets and liabilities:
           Accounts receivable                                                  1,924,304        (3,338,703)
           Inventories                                                         (2,689,515)       (2,360,127)
           Income taxes payable                                                   (30,852)         (118,705)
           Prepaid expenses                                                    (1,515,164)         (510,302)
           Accounts payable and accrued liabilities                             3,360,213         2,458,475
                                                                              -----------       -----------
             Net cash used by operating activities                             (2,375,772)       (4,851,917)

Cash flows from investing activities:
    Cash used for acquisition of Meritus                                                           (884,034)
    Capital expenditures                                                         (266,491)         (835,445)
    Proceeds from sale of equipment                                                10,076
    Increase in other assets                                                     (463,813)         (195,998)
                                                                              -----------       -----------
             Net cash used in investing activities                               (720,228)       (1,915,477)

Cash flows from financing activities:
    Net borrowings under revolving lines of credit                              1,306,441         3,011,566
    Net borrowings (payments) on long-term debt                                  (777,088)        3,172,888
    Borrowings (payments) of long-term debt due to related party                 (147,979)        5,000,000
    Payments of assumed Meritus debt                                                             (4,382,541)
    Net proceeds from issuance of warrants                                      2,700,000
    Debt and stock issue refunds (costs)                                          (85,000)           35,000
                                                                              -----------       -----------
             Net cash provided by financing activities                          2,996,374         6,836,913

Effect of exchange rate changes on cash                                            12,101            10,050
                                                                              -----------       -----------
Net increase (decrease) in cash                                                   (87,525)           79,569
Cash and cash equivalents, beginning of period                                    177,682           478,970
                                                                              -----------       -----------
Cash and cash equivalents, end of period                                      $    90,157       $   558,539
                                                                              ===========       ===========

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                              -------------------------------
                                                                  2001               2000
                                                              ------------       ------------
Supplemental disclosure of cash flow information:

Acquisition of Meritus:
  Property, plant and equipment acquired                                         $   (748,730)
  Accounts receivable and other assets acquired                                      (838,564)
  Liabilities assumed                                                               7,475,172
  Note payable issued to the seller                                                 1,690,000
  Common stock issued (including treasury shares)                                   1,801,415
  Goodwill resulting from Meritus acquisition                                     (10,263,327)
                                                              ------------       ------------
  Net cash paid for Meritus acquisition                                          $   (884,034)
                                                              ============       ============


          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                           ADDITIONAL
                                                    COMMON STOCK            PAID-IN
                                               SHARES         AMOUNT        CAPITAL       WARRANTS
                                            ------------   ------------   ------------  -----------
Balance, December 31, 1999                  $ 8,719,000    $    87,190    $ 4,934,919   $   102,500

    Comprehensive loss:
        Net loss
        Foreign currency
        translation adj
        net of tax

    Comprehensive loss
    Issuance of 347,365
        common shares and
        185,843 shares from
        the treasury                            347,365          3,474        238,546
                                            -----------    -----------    -----------   -----------
Balance, December 31, 2000                    9,066,365         90,664      5,173,465       102,500

    Comprehensive Loss:
        Net loss
        Foreign currency translation adj
        net of tax

    Comprehensive loss
    Warrants issued                                                                       2,700,000
                                            -----------    -----------    -----------   -----------
Balance, March 31, 2001                       9,066,365         90,664      5,173,465     2,802,500

    Comprehensive Loss:
        Net loss
        Foreign currency translation adj
        net of tax

    Comprehensive loss
                                            -----------    -----------    -----------   -----------
Balance, June 30, 2001                        9,066,365    $    90,664    $ 5,173,465   $ 2,802,500
                                            ===========    ===========    ===========   ===========



                                               ACCUMULATED
                                                  OTHER
                                              COMPREHENSIVE    RETAINED                     TREASURY
                                              INCOME (LOSS) EARNINGS(DEFICIT)   STOCK        TOTALS
                                             -------------- ---------------- -----------   -----------
Balance, December 31, 1999                    $   (12,626)   $ 3,436,401    $(1,559,395)   $ 6,988,989

    Comprehensive loss:
        Net loss                                                (848,986)                     (848,986)
        Foreign currency
        translation adj
        net of tax                                (14,436)                                     (14,436)
                                                                                           -----------
    Comprehensive loss                                                                        (863,422)
    Issuance of 347,365
        common shares and
        185,843 shares from
        the treasury                                                          1,559,395      1,801,415
                                              -----------    -----------    -----------    -----------
Balance, December 31, 2000                        (27,062)     2,587,415                     7,926,982

    Comprehensive Loss:
        Net loss                                              (1,549,947)                   (1,549,947)
        Foreign currency translation adj
        net of tax                                 14,098                                       14,098
                                                                                           -----------
    Comprehensive loss                                                                      (1,535,849)
    Warrants issued                                                                          2,700,000
                                              -----------    -----------    -----------    -----------
Balance, March 31, 2001                           (12,964)     1,037,468                     9,091,133

    Comprehensive Loss:
        Net loss                                              (1,481,330)                   (1,481,330)
        Foreign currency translation adj
        net of tax                                 (1,997)                                      (1,997)
                                                                                           -----------
    Comprehensive loss                                                                      (1,483,327)
                                              -----------    -----------    -----------    -----------
Balance, June 30, 2001                        $   (14,961)   $  (443,862)                  $ 7,607,806
                                              ===========    ===========    ===========    ===========


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

     The results of operations for the three months and six months ended June 30, 2001, are not necessarily indicative of the results expected for the full year ending December 31, 2001.

2.    ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                              JUNE 30,         DECEMBER 31,
                                                2001               2000
                                            ------------      --------------
Trade receivables ......................    $ 5,943,691        $ 9,642,883
Provisions for:
  Discounts and markdowns ..............       (538,477)        (1,670,229)
  Return of defective goods ............       (829,258)        (1,029,771)
  Doubtful accounts ....................        (15,000)          (420,000)
                                            -----------        -----------
Accounts receivable, net ...............    $ 4,560,956        $ 6,522,883
                                            ===========        ===========

3.      SEGMENT INFORMATION

        Financial information for the six months ended June 30, 2001, and June 30, 2000, is as follows:

                                   United States     Hong Kong      Consolidated
                                  ---------------  -------------  ---------------
Six months ended June 30, 2001:
   Net Sales ...................   $  6,315,512    $  9,821,895    $ 16,137,407
   Operating income (loss) .....     (4,032,601)       (225,869)     (4,258,470)
   Total assets at June 30, 2001     27,000,984       6,389,715      33,390,699

Six months ended June 30, 2000:
 Net sales .....................   $  5,602,113    $ 14,894,854    $ 20,496,967
 Operating income (loss) .......     (3,872,176)      2,499,453      (1,372,723)
 Total assets at June 30, 2000 .     23,326,849      10,543,972      33,870,821


4.    NOTES PAYABLE

      As of June 30, 2001, the Company was not in compliance with certain financial covenants under the revolving credit facility with Sunrock Capital Corp. (the "Revolver"). Sunrock Capital Corp. ("Sunrock") has waived these covenant violations for the period ending June 30, 2001. The Company and Sunrock amended the Revolver on August 13, 2001, thereby extending the Seasonal Inventory Advance and changing the Net Worth and Net Income covenants. As a result of the amendment, the Company is in compliance with the quarterly financial covenants of the Revolver, and anticipates remaining in compliance for the forseeable future.

5.    LIQUIDITY

      The Company has budgeted approximately $2.0 million for capital expenditures for fiscal 2001 consisting primarily of purchases of tools and molds and information technology systems. Based on projected fiscal 2001 operating results, the Company believes cash flows from operations and available borrowings under the Revolver and the Company's line of credit facility with State Street Bank and Trust - Hong Kong Branch ( the "Hong Kong Credit Facility"), as well as proceeds from the Investment Warrant, will be sufficient to meet the Company's operating cash requirements and fund its anticipated capital expenditures. However, there can be no assurance the Company will meet its projected operating results. In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions, as well as other factors.

6.    INCOME TAXES

      At June 30, 2001, the Company had $4.0 million of deferred tax assets primarily consisting of net operating loss (NOL) carryforwards and foreign income tax credits. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefits of its deferred tax assets requires that the Company achieves certain future earnings levels prior to the expiration of its NOL carryforwards and foreign income tax credits. The Company could be required to record a valuation allowance for a portion or all of its deferred tax assets if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates. The Company continues to believe it will generate sufficient taxable income to ensure realization of the benefits; accordingly, no valuation allowance has been provided.

7.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 is applicable to all business combinations completed after June 30, 2001, prohibits the use of pooling-of-interests method of accounting for business combinations and proves a new definition of intangible assets. The Company entered into the merger with Meritus prior to the issuance of SFAS No. 141.

      Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. The Company has not yet determined the effect of SFAS No. 142 on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      EXCEPT AS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" REFER TO DSI TOYS, INC. AND ITS FOUR WHOLLY-OWNED HONG KONG SUBSIDIARIES, DSI(HK) LIMITED ("DSI(HK)"), MERITUS INDUSTRIES LIMITED, RSP PRODUCTS LIMITED AND ELITE DOLLS LIMITED. THE TERMS "FISCAL YEAR" AND "FISCAL" REFER TO THE COMPANY'S FISCAL YEAR, WHICH IS THE YEAR ENDING DECEMBER 31 OF THE CALENDAR YEAR MENTIONED (E.G., A REFERENCE TO FISCAL 2000 IS A REFERENCE TO THE FISCAL YEAR ENDED DECEMBER 31,
2000). EFFECTIVE DECEMBER 31, 1999, THE COMPANY CHANGED ITS FISCAL YEAR END FROM JANUARY 31 TO A CALENDAR YEAR END.

GENERAL

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, and the information included elsewhere herein.

      The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products. Core products include youth electronics such as TECH-LINK(R) brand communications products, EOBRAIN(TM) brand hand-held electronic companions, Kawasaki(R) brand musical instruments, GEARHEAD(R) brand remote control vehicles and a full range of doll brands including SWEET FAITH(R), PRIDE & JOY(R), TOO CUTE TWINS(TM), HUSH LI'L BABY(R), LITTLE DARLINGS(R), and the ELITE(R) brand of LIFETIME PLAY DOLLS(TM). The Company's web site can be reached at www.dsitoys.com.

      The Company has three major product categories: Juvenile Audio Products, Girls Toys and Boys Toys.

JUVENILE AUDIO PRODUCTS

      The Juvenile Audio Product category consists of Youth Communications products and Musical Instruments. Products in the Youth Communications line include walkie-talkies, wrist watch walkie-talkies, and audio products. The portfolio of brands in this category include TECH-LINK(R) and MICRO LINK(TM) communications products, Harley-Davidson(R) walkie-talkies and bike alarms and the Company's new EOBRAIN(TM) brand hand-held electronic companions. The Musical Instrument line includes the branded category of Kawasaki(R) guitars, drum pads, saxophones, keyboards and mixer keyboards, as well as the Josie and The Pussycats(TM) musical products brand.

GIRLS TOYS

      The Girls Toys product category includes dolls, plush toys, play sets, accessories, and activity toys. The Girls Toys portfolio of brands includes SWEET FAITH(R), PRIDE & JOY(R), DEAR GRACE(TM), GOOD WILL(R), PRECIOUS PRAYERS(TM), LITTLE DARLINGS(R), HUSH LI'L BABY(R), BABY BEANS(R) and the ELITE(R) brand of LIFETIME PLAY DOLLS(TM). New introductions for 2001 in this category include TOO CUTE TWINS(TM), SUSIE SO SMART(TM), and "Happy Birthday to You" dolls, KITTY KITTY KITTENS(R) plush toys, and the unique FASHION BUZZ(TM) AIR NAILS SALON(TM) activity set.

BOYS TOYS

      The Boys Toys product category includes remote-control and infra-red control vehicles. The portfolio of brands in this product category are GEARHEAD(TM) remote-control vehicles, including INSECTOR(TM), and the new, unique ultra-articulated STREET SAVAGE(TM). THE GEARHEAD(TM) brand also includes GEARHEAD(TM) JR. infra-red control vehicles.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                                              PERCENT OF NET SALES
                                                          --------------------------------------------------------
                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                          ----------------------            ----------------------
                                                          2001             2000             2001             2000
                                                          -----            -----            -----            -----
Net sales ..........................................      100.0%           100.0%           100.0%           100.0%
Costs of goods sold ................................       79.5             70.7             77.0             72.7
                                                          -----            -----            -----            -----
Gross profit .......................................       20.5             29.3             23.0             27.3
Selling, general and administrative expenses .......       42.4             26.7             49.4             34.0
                                                          -----            -----            -----            -----
Operating income (loss) ............................      (21.9)             2.6            (26.4)            (6.7)
Interest expense ...................................       (3.0)            (2.9)            (3.3)            (3.3)
Other income .......................................        0.4              0.3              0.3              0.3
                                                          -----            -----            -----            -----
Income (loss) before income taxes ..................      (24.5)             0.0            (26.7)            (9.7)
Benefit from (provision for) income taxes ..........        8.8              0.0             10.6              3.5
                                                          -----            -----            -----            -----
                                                                           -----            -----            -----
Net income (loss) ..................................      (15.7)%            0.0%           (18.8)%           (6.2)%
                                                          =====            =====            =====            =====



THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

      NET SALES. Net sales for the three months ended June 30, 2001, decreased $4.2 million, or 30.7%, to $9.4 million, from $13.6 million in the second quarter of 2000. Sales were down in all product categories reflecting cautious retailer purchases being made later in the calendar year in a slowing U.S. economy and toy industry environment, and a delay in the shipment of some of the Company's new products. SEE "SEASONALITY".

      Net sales of Juvenile Audio Products during the second quarter ended June 30, 2001, decreased $1.7 million, or 27.7%, to $4.3 million from $6.0 million in the second quarter of 2000. The major product groups in this category are Youth Communications and Musical Instruments, providing $1.9 million and $2.5 million, respectively, in sales in the quarter ending June 30, 2001. The reduced sales occurred in both product groups during the quarter, reflecting delayed shipments of walkie-talkies and musical instruments to certain of the Company's major customers.

      Net sales of Girls Toys declined $1.4 million, or 26.4%, to $3.6 million during the second quarter ended June 30, 2001, from $5.0 million in the second quarter of 2000. The reduced sales reflect decreased sales of dolls in the PRIDE & JOY(R) and ELITE(R) doll lines, as well as HUSH LI'L BABY(R), partially offset by sales of KITTY, KITTY, KITTENS(R) and of the new 2001 doll, SUSIE SO SMART(R).

      Net sales of Boys Toys were down $900,000, or 45.3%, to $1.2 million in the second quarter ended June 30, 2001, from $2.1 million in the second quarter of 2000. The decrease was due to the discontinuation of the BLOCKMEN(R) line of products.

      Net sales of products in other categories during the second quarter ended June 30, 2001, decreased $280,000, or 56.5%, to $270,000 from $550,000 in the second quarter of 2000. The decrease was due primarily to reduced sales of video phones, games and other discontinued lines as compared to the second quarter of 2000.

      International net sales for the three months ended June 30, 2001, declined $500,000, or 19.3%, to $1.9 million, from $2.4 million in the second quarter of 2000. The decrease was due primarily to the discontinuation of BLOCKMEN(R) products.

      GROSS PROFIT. Gross profit decreased $2.1 million, or 51.6%, to $1.9 million for the second quarter ended June 30, 2001, from $4.0 million in the second quarter of 2000. Gross profit as a percentage of net sales decreased to 20.5% in the second quarter ended June 30, 2001, from 29.3% in the second quarter of fiscal 2000. The gross profit dollar decline reflects the reduction in all category sales from the previous period. The decrease in gross profit as a percentage of sales reflects lower sales prices of the PRIDE & JOY(R) products in the second quarter of 2001 versus the second quarter of 2000, the delay of shipments of new, higher margin product introductions, and a provision for inventory obsolescence.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $4.0 million in the second quarter ended June 30, 2001, compared with $3.6 million for the second quarter of 2000, an increase of $400,000. Television and other advertising costs in 2001 increased $230,000 from fiscal 2000 to support sales of KITTY, KITTY, KITTENS(R) and the PRIDE & JOY(R) doll line. Additionally, other general operating expenses increased $180,000, consisting primarily of increased employee costs associated with employee additions.

      INTEREST EXPENSE. Interest expense during the second quarter ended June 30, 2001, decreased to $280,000 from $404,000 in the second quarter of 2000 due to lower interest rates in 2001 as compared to the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

      NET SALES. Net sales for the six months ended June 30, 2001, decreased $4.4 million, or 21.3%, to $16.1 million, from $20.5 million in the comparable period in 2000. Sales were down in all product categories reflecting cautious retailer purchases being made later in the calendar year in a slowing U.S. economy and toy industry environment, and a delay in the shipment of some of the Company's new products. SEE "SEASONALITY".

      Net sales of Juvenile Audio Products during the first six months ended June 30, 2001, decreased $700,000, or 11.0%, to $7.1 million from $7.8 million in the comparable period of 2000. The major product groups in this category are Youth Communications and Musical Instruments, providing $3.8 million and $3.3 million, respectively, in sales during the first six months ending June 30, 2001. The reduced sales occurred in both product groups during the first six months, reflecting delayed shipments of walkie-talkies and musical instruments to certain of the Company's major customers.

      Net sales of Girls Toys declined $2.2 million, or 22.9%, to $6.5 million during the first six months ended June 30, 2001, from $8.7 million during the comparable period in 2000. The decreased sales consist primarily of reduced sales of dolls in the PRIDE & JOY(R) and ELITE(R) doll lines, as well as HUSH LI'L BABY(R) and other general doll lines, partially offset by sales of KITTY, KITTY, KITTENS(R) which were introduced in the fourth quarter of 2000.

      Net sales of Boys Toys decreased $1.0 million, or 36.2%, to $2.0 million in the first six months ended June 30, 2001, from $3.0 million in the first six months of 2000. The decrease is primarily attributable to the discontinuation of the BLOCKMEN(R) products.

      Net sales of products in other categories during the first six months ended June 30, 2001, decreased $430,000, or 42.7%, to $570,000 from $1.0 million in the first six months of 2000. The decrease is attributable to lower sales of games, video phones, doorbells and other discontinued lines, as compared to the same period in fiscal 2000.

      International net sales for the six months ended June 30, 2001, declined $700,000, or 19.9%, to $2.8 million, from $3.5 million in the first six months of 2000. The decrease was due primarily to the discontinuation of the BLOCKMEN(R) line of products.

      GROSS PROFIT. Gross profit decreased $1.9 million, or 33.5%, to $3.7 million for the first six months ended June 30, 2001, from $5.6 million in the first six months of 2000. Gross profit as a percentage of net sales decreased to 23.0% in the first six months ended June 30, 2001, from 27.3% in the first six months of fiscal 2000. The gross profit dollar decrease reflects the decreased sales volume for the six-month period. The decrease in gross profit as a percentage of sales reflects lower sale prices on several product lines, delays in shipping new, higher margin product introductions, sales of lower margin products in 2001, and a provision for inventory obsolescence.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $8.0 million in the first six months ended June 30, 2001, compared with $7.0 million for the first six months of fiscal 2000, an increase of $1.0 million. The increase was due in part to additional expenses for employee costs, bad debt expense, and other operating expenses, which increased $500,000 from the same period in the prior year.

Additionally, television and other advertising costs in 2001 increased $500,000 from fiscal 2000 to support sales of KITTY, KITTY, KITTENS(R) and the annual trade shows.

      INTEREST EXPENSE. Interest expense during the first six months ended June 30, 2001, decreased to $540,000 from $674,000 in the first six months of 2000 due to lower interest borrowing rates in 2001 as compared to the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable, capital expenditures for product development and funding operating losses.

      The Company's operating activities used net cash of $2.4 million during the first six months of fiscal 2001, consisting primarily of decreases in accounts receivable and increases in inventories, accounts payable and prepaid expense. Net cash used in investing activities during the first quarter of fiscal 2001 was $720,000 and was a result of capital expenditures and an increase in other assets. Net cash provided by financing activities was $3.0 million in the first six months of fiscal 2001 and was a result of proceeds from the issuance of common stock warrants and borrowing under revolving lines of credit, net of payments on long-term debt. The Company's working capital at June 30, 2001, was $3.0 million and unrestricted cash was $90,000, and the Company's working capital at June 30, 2000, was $3.5 million and unrestricted cash was $560,000.

      The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the last two fiscal quarters. To manage these working capital requirements, the Company maintains credit facilities secured principally by accounts receivable and inventory. The Company currently maintains a line of credit facility with State Street Bank and Trust - Hong Kong Branch (the "Hong Kong Credit Facility") and a revolving credit facility with Sunrock Capital Corp. (the "Revolver"). At July 31, 2001, the Company had additional eligible borrowing capacity of $300,000 in the aggregate under the Hong Kong Credit Facility and the Revolver.

      The Company and Sunrock Capital Corp. ("Sunrock") amended the Revolver on March 30, 2001, resulting in an increase in the maximum loan amount from $10.0 million to $17.5 million, subject to the availability of sufficient, eligible inventory and accounts receivable. The terms include interest at Sunrock's prime rate plus three quarters of one percent (.75%) and maturity on March 31, 2004.

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

      The Company is obligated to make future minimum royalty payments under certain of its license agreements. As of June 30, 2001, the Company was required to make an aggregate of approximately $162,500 in payments of guaranteed royalties under certain licenses in fiscal 2001 and $387,500 thereafter through fiscal 2003.

      As of June 30, 2001, the Company was not in compliance with certain of the financial covenants under the Revolver. Sunrock has waived these covenant violations for the period ending June 30, 2001. The Company and Sunrock amended the Revolver on August 13, 2001, thereby extending the Seasonal Inventory Advance and changing the Net Worth and Net Income covenants. As a result of the amendment, the Company is in compliance with the quarterly financial covenants of the Revolver, and anticipates remaining in compliance for the foreseeable future.


SEASONALITY

      Retail sales of toy products are seasonal, with a majority of retail sales occurring during the Christmas holiday period: September through December. As a result, shipments of toy products to retailers are typically greater in each of the third and fourth quarters than in the first and second quarters combined. This seasonality is increasing as the large toy retailers are becoming more efficient in their inventory control systems. The seasonality effect has been even more pronounced in 2001 due to the cautiousness of the toy retailers in a slowing U.S. and international economy. SEE "CAUTIONARY STATEMENT - MARKETPLACE RISKS".

      In anticipation of this seasonal increase in retail sales, the Company significantly increases its production in advance of the peak selling period during the second quarter, with a corresponding build-up of inventory levels. This seasonal phenomenon results in significant peaks in the second and third quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements.
SEE "SEASONAL FINANCING."

SEASONAL FINANCING

      The Company's financing of seasonal working capital typically peaks in the third quarter of the year, when accounts receivable are at their highest due to increased sales volume and sales programs, and when inventories are at their highest in anticipation of expected second half sales volume. SEE "SEASONALITY."

      The Company finances its seasonal working capital requirements by using internally generated cash and borrowings under its line of credit with the Hong Kong Credit Facility and the Revolver. The Company entered into an amendment to the Revolver on March 30, 2001, increasing the line of credit from $10.0 million to $17.5 million.

CAUTIONARY STATEMENT

      Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this Form 10-Q, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by forward-looking statements, please read carefully the information under Item 1, "Risk Factors", in the Company's 2000 Annual Report on Form 10-K. In addition to the Risk Factors and other important factors detailed herein and from time to time in other reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting of shareholders on May 22, 2001. At that meeting, the shareholders were presented with proposals with respect to (i) the election of directors whose three-year terms expire in 2004, and (ii) the approval and retaining of Pricewaterhouse Coopers LLP as the independent public accounting firm for the fiscal year ending December 31, 2001, to perform audits and other services. The results of the vote of the shareholders at its annual meeting are set forth below with respect to each of the proposals presented.

(i) Messrs. Robert L. Burke, Michael J. Lyden and John McSorley were the nominees for the class of directors whose three-year terms will expire in 2004. Shares of the Company's Common Stock with respect to the election of such directors were voted as follows: with respect to Mr. Burke, the number of votes that were cast for his election were 8,477,582 and the number of votes withheld were 10,722; with respect to Mr. Lyden, the number of votes that were cast for his election were 8,477,582 and the number of votes withheld were 10,722; and with respect to Mr. McSorley, the number of votes that were cast for his election were 8,477,582 and the number of votes withheld were 10,722. Messrs. Burke, Lyden and McSorley were elected for terms expiring on the date of the annual meeting of shareholders in 2004.

(ii) With respect to the proposal to retain PricewaterhouseCoopers LLP as the independent public accounting firm for the fiscal year ending December 31, 2001 to perform audits and other services. Shares of the Company's Common Stock were voted as follows: the number of votes cast for such proposal was 8,483,566, the number of votes cast against was 4,538, and the number of votes abstaining was 200.

ITEM 5.  OTHER INFORMATION

      In cooperation with the U.S. Consumer Product Safety Commission, on May 30, 2001, the Company launched a voluntary recall of its Kitty, Kitty, Kittens(R) due to testing reports indicating contaminated water in an internal, sealed, rubber bladder. The Company has revamped the manufacturing process to eliminate the problem. The Company does not believe the recall will have a material adverse effect on the financial operations of the Company.

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



                               DSI Toys, Inc.



Dated: August 14, 2001         /s/ MICHAEL J. LYDEN
                               -------------------------------------------
                               Michael J. Lyden
                               President and  Chief Executive Officer



Dated: August 14, 2001   By:   /s/ ROBERT L. WEISGARBER
                               -------------------------------------------
                               Robert L. Weisgarber
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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

10.2 Employment Agreement dated April 1, 2001, but executed April 23, 2001, by and between the Company and Gregory A. Barth (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended March 31,
        2001), incorporated herein by reference.

10.3 Amendment No. 5 to Loan and Security Agreement, dated July 1, 2001, by and between Sunrock Capital Corp. and the Company.*

10.4 Amendment No. 6 to Loan and Security Agreement, dated August 13, 2001, by and between Sunrock Capital Corp. and the Company.*

99.1 Amendment No. 1 to the Audit Committee of the Board of Directors Charter, adopted by the Board of Directors on March 31, 2001 (filed as
        Exhibit 99.2 to the Company's Form 10-K for the fiscal year ended December 31, 2000), incorporated herein by reference.



*  Filed herewith.