Form 10-Q
period 2001-09-30
DSI TOYS INC
filed 2001-11-14
CIK 1034257

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of November 9, 2001, 9,066,365 shares of common stock par value $.01 per share, of DSI Toys, Inc. were outstanding.

                                TABLE OF CONTENTS


                                                                            PAGE

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of September 30, 2001 and
          December 31, 2000..................................................1
        Consolidated Statement of Operations for the Three Months
          and Nine Months Ended September 30, 2001 and  2000.................2
        Consolidated Statement of Cash Flows for the Nine Months Ended
          September 30, 2001 and 2000........................................3
        Consolidated Statement of Shareholders' Equity.......................5
        Notes to Consolidated Financial Statements...........................6



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..........................................8


                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS...................................................15

Item 5. OTHER INFORMATION...................................................15

Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................................15

Signatures..................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                                                   --------------------   --------------------
                                                                       (Unaudited)
                             ASSETS

Current Assets:
    Cash                                                               $    150,389           $    177,682
    Restricted cash                                                         450,000                150,000
    Accounts receivable, net                                             15,131,677              6,522,883
    Inventories                                                          12,668,279              6,687,195
    Prepaid expenses                                                      2,143,783              1,740,945
    Deferred income taxes                                                   754,391                385,000
                                                                       ------------           ------------
             Total current assets                                        31,298,519             15,663,705

Property and equipment, net                                               1,882,227              2,415,084
Deferred income taxes                                                     1,780,000              1,780,000
Goodwill, net                                                             9,369,477              9,754,524
Other assets                                                                462,863                385,827
                                                                       ------------           ------------
                                                                       $ 44,793,086           $ 29,999,140
                                                                       ============           ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities                           $ 17,719,162           $  7,901,290
    Current portion of long-term debt                                     3,733,939              1,689,911
    Current portion of long-term debt due to a related party              1,743,493              1,424,478
    Income taxes payable                                                    187,059                112,325
                                                                       ------------           ------------
             Total current liabilities                                   23,383,653             11,128,004

Long-term debt                                                            8,093,364              6,464,268
Long-term debt due to a related party                                     3,599,232              4,291,037
Deferred income taxes                                                       188,849                188,849
                                                                       ------------           ------------
             Total liabilities                                           35,265,098             22,072,158
Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
             None issued or outstanding
    Common stock, $.01 par value, 35,000,000 shares authorized,
             9,066,365 shares issued and outstanding                         90,664                 90,664
    Additional paid-in capital                                            5,173,465              5,173,465
    Common stock warrants                                                 2,802,500                102,500
    Accumulated other comprehensive loss                                    (76,068)               (27,062)
    Retained earnings                                                     1,537,427              2,587,415
                                                                       ------------           ------------
                   Total shareholders' equity                             9,527,988              7,926,982
                                                                       ------------           ------------
                                                                       $ 44,793,086           $ 29,999,140
                                                                       ============           ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------       -------------------------------
                                                           2001               2000               2001               2000
                                                       ------------       ------------       ------------       ------------
Net sales                                              $ 29,927,783       $ 29,915,591       $ 46,065,190       $ 50,412,558
Cost of goods sold                                       21,203,145         20,483,673         33,622,175         35,391,788
                                                       ------------       ------------       ------------       ------------
Gross profit                                              8,724,638          9,431,918         12,443,015         15,020,770
Selling, general and administrative expenses              5,192,933          6,832,944         13,169,780         13,794,519
                                                       ------------       ------------       ------------       ------------
Operating income (loss)                                   3,531,705          2,598,974           (726,765)         1,226,251
Interest expense                                           (326,668)          (372,883)          (864,358)        (1,046,628)
Other income                                                107,316             86,800            167,106            141,295
                                                       ------------       ------------       ------------       ------------
Income (loss) before income taxes                         3,312,353          2,312,891         (1,424,017)           320,918
Benefit from (provision for) income taxes                (1,331,064)          (832,640)           374,029           (115,531)
                                                       ------------       ------------       ------------       ------------
Net income (loss)                                      $  1,981,289       $  1,480,251       $ (1,049,988)      $    205,387
                                                       ============       ============       ============       ============

BASIC EARNINGS PER SHARE
    Earnings (loss) per share                          $       0.22       $       0.16       $      (0.12)      $       0.02
                                                       ============       ============       ============       ============
    Weighted average shares outstanding                   9,066,365          9,066,365          9,066,365          9,049,023
                                                       ============       ============       ============       ============

DILUTED EARNINGS PER SHARE
    Earnings (loss) per share                          $       0.22       $       0.16       $      (0.12)      $       0.02
                                                       ============       ============       ============       ============
    Weighted average shares outstanding                   9,066,365          9,118,553          9,066,365          9,097,094
                                                       ============       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                                2001                2000
                                                                             -----------        -----------
Cash flows from operating activities:
    Net income (loss)                                                        $(1,049,988)       $   205,387
    Adjustments to reconcile net income (loss) to net cash
        used by operating activities:
        Depreciation and amortization                                            997,706          1,151,937
        Amortization and write-off of
           debt discount and issuance costs                                       34,783             19,457
        Amortization of goodwill                                                 385,047            385,011
        Provision for doubtful accounts                                           43,144            (25,210)
        Loss (gain) on abandonment or sale of equipment                          (23,617)            32,173
        Deferred income taxes                                                   (369,391)          (511,260)
        Changes in assets and liabilities:
           Restricted cash                                                      (300,000)
           Accounts receivable                                                (8,651,938)        (7,872,548)
           Inventories                                                        (5,981,084)        (5,483,265)
           Income taxes payable                                                   74,734            472,819
           Prepaid expenses                                                     (402,838)        (1,400,056)
           Accounts payable and accrued liabilities                            9,817,872          7,166,187
                                                                             -----------        -----------
             Net cash used by operating activities                            (5,425,570)        (5,859,368)

Cash flows from investing activities:
    Cash used for acquisition of Meritus                                                           (884,033)
    Capital expenditures                                                        (535,824)        (1,160,092)
    Proceeds from sale of equipment                                               94,592
    Increase in other assets                                                       5,681             56,586
                                                                             -----------        -----------
             Net cash used in investing activities                              (435,551)        (1,987,539)

Cash flows from financing activities:
    Net borrowings under revolving lines of credit                             1,673,439          5,072,213
    Net borrowings on long-term debt                                           1,999,685          2,279,234
    Borrowings (payments) of long-term debt due to related party                (372,790)         4,800,000
    Payments of assumed Meritus debt                                                             (4,382,541)
    Net proceeds from issuance of warrants                                     2,700,000
    Debt and stock issue refunds (costs)                                        (117,500)            35,000
                                                                             -----------        -----------
             Net cash provided by financing activities                         5,882,834          7,803,906

Effect of exchange rate changes on cash                                          (49,006)           (28,524)
                                                                             -----------        -----------
Net decrease in cash                                                             (27,293)           (71,525)
Cash and cash equivalents, beginning of period                                   177,682            478,970
                                                                             -----------        -----------
Cash and cash equivalents, end of period                                     $   150,389        $   407,445
                                                                             ===========        ===========


          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------
                                                           2001             2000
                                                       ------------    -------------
Supplemental disclosure of cash flow information:

Acquisition of Meritus:
  Property, plant and equipment acquired                               $    (748,730)
  Accounts receivable and other assets acquired                             (838,564)
  Liabilities assumed                                                      7,475,172
  Note payable issued to the seller                                        1,690,000
  Common stock issued (including treasury shares)                          1,801,415
  Goodwill resulting from Meritus acquisition                            (10,263,327)
                                                       ------------    -------------
  Net cash paid for Meritus acquisition                                $    (884,034)
                                                       ============    =============


          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                             ADDITIONAL
                                     COMMON STOCK             PAID-IN
                                 SHARES         AMOUNT        CAPITAL       WARRANTS
                               -----------   -----------    -----------   -----------
Balance, December 31, 1999      8,719,000    $    87,190    $ 4,934,919   $   102,500

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

   Comprehensive loss:
      Net loss
      Foreign currency
        translation adj
        net of tax

   Comprehensive loss
                              -----------    -----------    -----------   -----------
Balance, June 30, 2001          9,066,365         90,664      5,173,465     2,802,500

   Comprehensive loss:
      Net income
      Foreign currency
         translation adj
         net of tax
   Comprehensive income
                              -----------    -----------    -----------   -----------
Balance, September 30, 2001     9,066,365    $    90,664    $ 5,173,465   $ 2,802,500
                              ===========    ===========    ===========   ===========

                                 ACCUMULATED
                                   OTHER
                                COMPREHENSIVE        RETAINED            TREASURY
                                INCOME (LOSS)    EARNINGS(DEFICIT)        STOCK         TOTALS
                                -------------    -----------------    ------------   -----------
Balance, December 31, 1999      $   (12,626)       $ 3,436,401        $(1,559,395)   $ 6,988,989

   Comprehensive loss:
      Net loss                                        (848,986)                         (848,986)
      Foreign currency
        translation adj
        net of tax                  (14,436)                                             (14,436)
                                                                                     -----------
   Comprehensive loss                                                                   (863,422)
   Issuance of 347,365
      common shares and
      185,843 shares from
      the treasury                                                      1,559,395      1,801,415
                                -----------        -----------        -----------    -----------
Balance, December 31, 2000          (27,062)         2,587,415                         7,926,982

   Comprehensive loss:
      Net loss                                      (1,549,947)                       (1,549,947)
      Foreign currency
        translation adj
        net of tax                   14,098                                               14,098
                                                                                     -----------
   Comprehensive loss                                                                 (1,535,849)
   Warrants issued                                                                     2,700,000
                                -----------        -----------        -----------    -----------
Balance, March 31, 2001             (12,964)         1,037,468                         9,091,133

   Comprehensive loss:
      Net loss                                      (1,481,330)                       (1,481,330)
      Foreign currency
        translation adj
        net of tax                   (1,997)                                              (1,997)
                                                                                     -----------
   Comprehensive loss                                                                 (1,483,327)
                                -----------        -----------        -----------    -----------
Balance, June 30, 2001              (14,961)          (443,862)                        7,607,806

   Comprehensive loss:
      Net income                                     1,981,289                         1,981,289
      Foreign currency
         translation adj
         net of tax                 (61,107)                                             (61,107)
                                                                                     -----------
   Comprehensive income                                                                1,920,182
                                -----------        -----------        -----------    -----------
Balance, September 30, 2001     $   (76,068)       $ 1,537,427                       $ 9,527,988
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

     The results of operations for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results expected for the full year ending December 31, 2001.

2.    ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:


                                            SEPTEMBER 30,       DECEMBER 31,
                                                2001                2000
                                            ------------        ------------
     Trade receivables .................    $ 17,732,641        $  9,642,883
     Provisions for:
       Discounts and markdowns .........      (1,060,540)         (1,670,229)
       Return of defective goods .......      (1,515,424)         (1,029,771)
       Doubtful accounts ...............         (25,000)           (420,000)
                                            ------------        ------------
     Accounts receivable, net ..........    $ 15,131,677        $  6,522,883
                                            ============        ============

3.   SEGMENT INFORMATION

     Financial information for the nine months ended September 30, 2001, and 2000, is as follows:

                                                       United States        Hong Kong        Consolidated
                                                      ---------------     ------------       -------------
Nine months ended September 30, 2001:
   Net sales .....................................     $ 16,717,170       $ 29,348,020       $ 46,065,190
   Operating income (loss) .......................       (3,056,134)         2,329,369           (726,765)
Total assets at September 30, 2001 ...............       35,689,159          9,103,927         44,793,086


Nine months ended September 30, 2000:
   Net sales .....................................     $ 13,512,844       $ 36,899,714       $ 50,412,558
   Operating income (loss) .......................       (3,934,063)         5,160,314          1,226,251
Total assets at September 30, 2000 ...............       32,037,354          9,541,373         41,578,727


4.    LIQUIDITY

      The Company budgeted approximately $2.0 million for capital expenditures during fiscal 2001 consisting primarily of purchases of tools and molds and information technology systems. As of September 30, 2001, the actual capital expenditures represent the majority of those which will be purchased in 2001. The Company's ability to meet its maturing debt and other cash requirements is dependent on the continuation of sufficient lending arrangements, additional cash infusions, and/or cash from operations. In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions, as well as other factors. However, there can be no assurance the Company will meet its projected operating results.

      The Hong Kong Credit Facility will terminate on November 30, 2001. The Company is currently negotiating an agreement with a different Hong Kong bank to provide similarly structured seasonal financing as has been provided by State Street Bank and Trust. The Company believes the negotiations will be successful. In the event the negotiations are not successful, the Company believes it will be able to replace the Hong Kong Credit Facility in a manner such that there will be no material adverse effect on the Company meeting its cash requirements and capital expenditures in the foreseeable future.

5.    INCOME TAXES

      At September 30, 2001, the Company had $2.5 million of deferred tax assets primarily consisting of net operating loss (NOL) carryforwards and foreign income tax credits. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefits of its deferred tax assets requires that the Company achieves certain future earnings levels prior to the expiration of its NOL carryforwards and foreign income tax credits. The Company could be required to record a valuation allowance for a portion or all of its deferred tax assets if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates. The Company continues to believe it will generate sufficient taxable income to ensure realization of the benefits; accordingly, no valuation allowance has been provided.

6.    NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 is applicable to all business combinations completed after June 30, 2001, prohibits the use of pooling-of-interests method of accounting for business combinations and provides a new definition of intangible assets. The Company entered into the merger with Meritus prior to the issuance of SFAS No. 141.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and affects all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. At September 30, 2001, the Company's balance sheet contains $9.3 million in goodwill. The Company has not yet determined the effect of SFAS No. 142 on its financial statements.

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

BOYS TOYS

      The Boys Toys product category includes remote-control and infra-red control vehicles. The portfolio of brands in this product category are GEARHEAD(R) remote-controL vehicles, including INSECTOR(TM), and the new, unique ultra-articulated STREET SAVAGE(TM). THE GEARHEAD(R) brand also includes GEARHEAD(R) JR. infra-red control vehicles.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

                                                                             PERCENT OF NET SALES
                                                         -----------------------------------------------------------
                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                            2001            2000             2001             2000
                                                         ---------       ----------       ----------       ----------
Net sales ...........................................      100.0%           100.0%           100.0%           100.0%
Costs of goods sold .................................       70.8             68.5             73.0             70.2
                                                           -----            -----            -----            -----
Gross profit ........................................       29.2             31.5             27.0             29.8
Selling, general and administrative expenses ........       17.4             22.8             28.6             27.4
                                                           -----            -----            -----            -----
Operating income (loss) .............................       11.8              8.7             (1.6)             2.4
Interest expense ....................................       (1.1)            (1.2)            (1.9)            (2.1)
Other income ........................................        0.4              0.3              0.4              0.3
                                                           -----            -----            -----            -----
Income (loss) before income taxes ...................       11.1              7.8             (3.1)             0.6
Benefit from (provision for) income taxes ...........       (4.5)            (2.8)             0.8             (0.2)
                                                           -----            -----            -----            -----
Net income (loss) ...................................        6.6%             5.0%            (2.3)%            0.4%
                                                           =====            =====            =====            =====


     Consumer confidence may have been impacted by the events of September 11, 2001, and thereafter. Therefore, the retail environment since those events and during the upcoming holiday season brings new challenges which could affect the Company's results of operations for fiscal 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

      NET SALES. Net sales in total for the three months ended September 30, 2001, were nearly identical to the $29.9 million in the third quarter of 2000. Sales did vary in each product category. An increase in Girls Toys was offset by decreases in Juvenile Audio, Boys Toys and other categories. The Company had anticipated higher net sales in the third quarter as a result of order slippage from the second quarter. However, the increase in net sales resulting from such order slippage was negated by the fall off in sales as a result of the slowing economy and the events of September 11, 2001.

      Net sales of Juvenile Audio Products during the third quarter ended September 30, 2001, decreased $1.0 million, or 7.9%, to $12.8 million from $13.8 million in the third quarter of 2000. The major product groups in this category are Youth Communications and Musical Instruments, providing $6.8 million and $6.0 million, respectively, in sales for the quarter ending September 30, 2001. Youth Communications product sales increased in this quarter when compared to the same quarter last year, reflecting increased shipments of the MICRO-LINK(TM) Walkie Talkies. Sales of Musical Instrument products decreased this quarter as compared to the same quarter last year, as a result of reduced warehouse club business with one, non-primary customer.

      Net sales of Girls Toys increased $2.5 million, or 22.9%, to $13.6 million during the third quarter ended September 30, 2001, from $11.1 million in the third quarter of 2000. Sales for the quarter include a sales increase in new, 2001 television promoted dolls, which include TOO CUTE TWINS(TM) and SUSIE SO SMART(R); in 2000, only HUSH LIL BABY(R) was promoted. Additionally, sales of the newly introduced girls' activity toy, AIR NAILS Salon(TM) and new dolls in the PRIDE AND JOY(R) line, along with continued shipments of KITTY, KITTY, KITTENS(R), offset declining sales in the ELITE(R) doll line and other girls dolls and accessories.

      Net sales of Boys Toys declined $1.2 million or 29.8%, to $2.9 million in the third quarter ended September 30, 2001, from $4.1 million in the third quarter of 2000. The decrease was primarily due to the discontinuation of the BLOCKMEN(R) line of military products.

      Net sales of products in other categories during the third quarter ended September 30, 2001, decreased $300,000, or 33.3%, to $600,000 from $900,000 in the third quarter of 2000. The decrease was due primarily to reduced sales of games and other discontinued lines, and was partially offset by increases in sales of preschool toys as compared to the third quarter of 2000.

      International net sales for the three months ended September 30, 2001, decreased $200,000, or 2.6%, to $6.8 million, from $7.0 million in the third quarter of 2000. The decrease was due to reduced sales of musical instruments, general doll product lines and the discontinued BLOCKMEN(R) line, and was partially offset by increased sales of INSECTOR(TM), AIR NAILS SALON(TM) and KITTY, KITTY, KITTENS(R).

      GROSS PROFIT. Gross profit decreased $700,000, or 7.5%, to $8.7 million for the third quarter ended September 30, 2001, from $9.4 million in the third quarter of 2000. Gross profit as a percentage of net sales decreased to 29.2% in the third quarter ended September 30, 2001, from 31.5% in the third quarter of fiscal 2000. The gross profit dollar decline is a direct result of the decline in gross profit as a percentage of sales. This decline is a result of downward sales price pressure from customers on some newer products and maturation of several older product lines.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $5.2 million in the third quarter ended September 30, 2001, compared with $6.8 million for the third quarter of 2000, a decrease of $1.6 million. Television and other advertising costs in 2001 declined $900,000 from fiscal 2000, reflecting a reduced, more targeted approach to promoting AIR NAILS SALON(TM) and TOO CUTE TWINS(TM) from the 2000 TV items. Additionally, other general and operating expenses declined $700,000, consisting primarily of a $200,000 professional fee decline as a result of non-recurring 2000 expense related to the Meritus merger, and a $600,000 decrease in commission expense, due to a higher concentration of sales to customers which do not require payment of commissions, and was partially offset by increases in other operating costs.

      INTEREST EXPENSE. Interest expense during the third quarter ended September 30, 2001, decreased $46,000 from the third quarter of 2000. Significantly lower interest rates resulted in the decrease, despite higher average revolving credit borrowing during the 2001 fiscal quarter versus the 2000 fiscal quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

      NET SALES. Sales were down in all product categories except Girls Toys, reflecting cautious retailer purchases except in television promoted items. This cautious retail environment is due in part to the slowing U.S. economy. In addition, there are uncertainties about the affect the events of September 11, 2001, and thereafter, will have on consumers' buying patterns in the holiday season.

      Net sales of Juvenile Audio Products during the first nine months ended September 30, 2001, declined $1.6 million, or 7.7%, to $19.9 million from $21.5 million in the comparable period of 2000. The major product groups in this category are Youth Communications and Musical Instruments, providing $10.5 million and $9.4 million, respectively, in sales during the first nine months ending September 30, 2001. Youth Communication products increased during the period, due to increased shipments of MICRO-LINK(TM) Walkie Talkies. Sales of Musical Instruments decreased as a result of reduced warehouse club business with one, non-primary customer.

      Net sales of Girls Toys increased $700,000, or 3.3%, to $20.2 million during the nine months ended September 30, 2001, from $19.5 million during the comparable period in 2000. The increase reflects increases in sales of television promoted items and KITTY, KITTY, KITTENS(R) introduced in the fourth quarter of 2000, partially offset by declines in sales of dolls in the PRIDE & JOY(R), ELITE(R) and other general doll lines.

      Net sales of Boys Toys decreased $2.4 million, or 32.6%, to $4.8 million in the nine months ended September 30, 2001, from $7.2 million in the first nine months of 2000. The decrease is due primarily to the discontinuation of the BLOCKMEN(R) line of products sold in 2000, and was partially offset by an increase in other Boys items.

      Net sales of products in other categories during the first nine months ended September 30, 2001, decreased $1.1 million, or 46.5%, to $1.1 million from $2.2 million in the first nine months of 2000. The decrease is attributable to lower sales of games, video phones, doorbells and other discontinued lines, as compared to the same period in fiscal 2000.

      International net sales for the nine months ended September 30, 2001, declined $900,000, or 8.9%, to $9.6 million, from $10.5 million in the first nine months of 2000. The decrease was due to reduced sales of musical instruments, general doll product lines and the discontinued BLOCKMEN(R) line, and was partially offset by increased sales of INSECTOR(TM), AIR NAILS SALON(TM) and KITTY, KITTY, KITTENS(R).

      GROSS PROFIT. Gross profit decreased $2.6 million, or 17.2%, to $12.4 million for the first nine months ended September 30, 2001, from $15.0 million in the first nine months of 2000. Gross profit as a percentage of sales decreased to 27.0% in the first nine months ended September 30, 2001, from 29.8% in the first nine months of fiscal 2000. The gross profit dollar decrease reflects the decreased sales volume for the period and the decline in gross profit as a percentage of sales. The gross profit percentage decrease reflects the downward sales price pressure from customers on some newer products and maturation of several older product lines.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $13.2 million in the first nine months ended September 30, 2001, compared with $13.8 million for the first nine months of fiscal 2000, a decrease of $600,000. The decrease was due to reduced television advertising costs and sales commission expenses of $500,000 and $600,000, respectively, due to a more targeted approach to television advertising and a higher concentration of non-commission sales. These decreases were offset in part by additional employee costs and bad debt expenses totaling $460,000, and other operating expenses.

      INTEREST EXPENSE. Interest expense during the first nine months ended September 30, 2001, decreased to $860,000 from $1.0 million in the first nine months of 2000, due primarily to lower interest borrowing rates in 2001 as compared to the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable, capital expenditures for product development and funding operating losses.

      The Company's operating activities used net cash of $5.4 million during the first nine months of fiscal 2001, consisting primarily of increased accounts receivable, inventories, accounts payable, and prepaid expenses. Net cash used in investing activities during the first nine months of fiscal 2001 was $435,000, which was a result of capital expenditures and an increase in other assets. Net cash provided by financing activities was $5.9 million in the first nine months of fiscal 2001 and was a result of proceeds from the issuance of common stock warrants and borrowing under revolving lines of credit, net of payments on long-term debt. The Company's working capital at September 30, 2001, was $8.0 million and unrestricted cash was $150,000, and the Company's working capital at September 30, 2000, was $7.2 million and unrestricted cash was $407,000.

      The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the last two fiscal quarters. To manage these working capital requirements, the Company maintains credit facilities secured principally by accounts receivable and inventory. The Company currently maintains a line of credit facility with State Street Bank and Trust - Hong Kong Branch (the "Hong Kong Credit Facility") and a revolving credit facility with Sunrock Capital Corp. (the "Revolver"). At October 31, 2001, the Company had additional eligible borrowing capacity of $3.7 million in the aggregate under the Hong Kong Credit Facility and the Revolver.

      The Company and Sunrock Capital Corp. ("Sunrock") amended the Revolver on March 30, 2001, resulting in an increase in the maximum loan amount from $10.0 million to $17.5 million, subject to the availability of sufficient, eligible inventory and accounts receivable. The terms include interest at Sunrock's prime rate plus three quarters of one percent (.75%) and maturity on March 31, 2004.

      On March 19, 2001, the Company issued to MVII an Investment Warrant to acquire 1.8 million shares of the Company's Common Stock, in exchange for a cash purchase price of $2.7 million. The Investment Warrant is exercisable for no additional consideration, in whole or in part, for a ten-year period beginning June 4, 2002.

Proceeds from the sale of the Investment Warrant were used by the Company for current working capital. The Investment Warrant is subject to anti-dilution provisions.

      The Company budgeted approximately $2.0 million for capital expenditures during fiscal 2001 consisting primarily of purchases of tools and molds and information technology systems. As of September 30, 2001, the actual capital expenditures represent the majority of those which will be purchased in 2001. The Company's ability to meet its maturing debt and other cash requirements is dependent on the continuation of sufficient lending arrangements, additional cash infusions, and/or cash from operations. In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions, as well as other factors. However, there can be no assurance the Company will meet its projected operating results.

      The Hong Kong Credit Facility will terminate on November 30, 2001. The Company is currently negotiating an agreement with a different Hong Kong bank to provide similarly structured seasonal financing as has been provided by State Street Bank and Trust. The Company believes the negotiations will be successful. In the event the negotiations are not successful, the Company believes it will be able to replace the Hong Kong Credit Facility in a manner such that there will be no material adverse effect on the Company meeting its cash requirements and capital expenditures in the foreseeable future.

      The Company is obligated to make future minimum royalty payments under certain of its license agreements. As of September 30, 2001, the Company was required to make an aggregate of approximately $125,000 in payments of guaranteed royalties under certain licenses in fiscal 2001 and $450,000 thereafter through fiscal 2003.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 is applicable to all business combinations completed after June 30, 2001, prohibits the use of pooling-of-interests method of accounting for business combinations and provides a new definition of intangible assets. The Company entered into the merger with Meritus prior to the issuance of SFAS No. 141.

      Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and affects all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. At September 30, 2001, the Company's balance sheet contains $9.3 million in goodwill. The Company has not yet determined the effect of SFAS No. 142 on its financial statements.

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

      The Company finances its seasonal working capital requirements by using internally generated cash and borrowings under its line of credit with the Hong Kong Credit Facility and the Revolver. The Company entered into an amendment to the Revolver on March 30, 2001, increasing the line of credit from $10.0 million to $17.5 million. SEE "LIQUIDITY AND CAPITAL RESOURCES."

CAUTIONARY STATEMENT

      Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this Form 10-Q, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by forward-looking statements, please read carefully the information under Item 1, "Risk Factors," in the Company's 2000 Annual Report on Form 10-K. In addition to the Risk Factors and other important factors detailed herein and from time to time in other reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

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

      o Significant changes in interest rates, both domestically and internationally, which may negatively affect the Company's cost of financing both its operations and investments.

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

      o Labor disputes, which may lead to increased costs or disruption of any of the Company's operations; and

      o The terrorist events of September 11, 2001, and thereafter, the continued threat of further terrorist activity, and the responses to and results of such activity which may impact the Company, its personnel, its customers and suppliers, financial markets, and the economy in general.

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

ITEM 5.  OTHER INFORMATION

      On September 24, 2001, the Nasdaq Stock Market, Inc. advised the Company that it had determined that Joseph N. Matlock, one of the Company's audit committee members, was not an independent director pursuant to the Marketplace Rule 4200(a)14. The board of directors has determined to retain Mr. Matlock as an audit committee member pursuant to Marketplace Rule 4350(d)(2)(B) which permits one director who is not independent, and is not an employee, nor an immediate family member of an employee, to serve on the audit committee if it is "required by the best interests of the corporation and its shareholders." Mr. Matlock is not a current employee or an immediate family member of a current employee. Mr. Matlock has held various upper-level and executive positions in a variety of industries, and has an extensive background in accounting and financial analysis. It has been determined by the board of directors that it is required by the best interests of the Company and its shareholders that Mr. Matlock serve on the audit committee pursuant to Marketplace Rule 4350(d)(2)(B).

      After voluntarily filing a Full Section 15 (b) report pursuant to 16 CFR 1115 (d), and in cooperation with the U.S. Consumer Product Safety Commission, on May 30, 2001, the Company launched a voluntary recall of its KITTY, KITTY, KITTENS(R) due to testing reports indicating contaminated water in an internal, sealed, rubber bladder. The Company has revamped the manufacturing process to eliminate the problem. The Company does not believe the recall will have a material adverse effect on the financial operations of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b) Reports Submitted on Form 8-K. The Company filed a Form 8-K dated October 12, 2001, (filed on October 24, 2001) for the purpose of reporting the resignation of Michael J. Lyden from his positions as President and Chief Executive Officer, and member of the Board of Directors of the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DSI Toys, Inc.



Dated: November 14, 2001       /s/ JOSEPH S. WHITAKER
                               ---------------------------------------------
                               Joseph S. Whitaker
                               Interim President and Senior Vice President,
                               New Business Development



Dated: November 14, 2001   By: /s/ ROBERT L. WEISGARBER
                               ---------------------------------------------
                               Robert L. Weisgarber
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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

10.3 Amendment No. 5 to Loan and Security Agreement, dated July 2001, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 2001), incorporated herein by reference.

10.4 Amendment No. 6 to Loan and Security Agreement, dated August 13, 2001, by and between Sunrock Capital Corp. and the Company (filed as Exhibit
        10.4 to the Company's Form 10-Q for the quarterly period ended June 30,
        2001), incorporated herein by reference.

99.1 Amendment No. 1 to the Audit Committee of the Board of Directors Charter, adopted by the Board of Directors on March 31, 2001 (filed as
        Exhibit 99.2 to the Company's Form 10-K for the fiscal year ended December 31, 2000), incorporated herein by reference.

(1) Filed as a part of the Registrant's Registration Statement on Form S-1 (No. 333-23961) and incorporated herein by reference.