Form 10-K
period 2001-12-31
DSI TOYS INC
filed 2002-04-01
CIK 1034257

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED:                COMMISSION FILE NUMBER:
        DECEMBER 31, 2001                             0-22545

                                 DSI TOYS, INC.
             (Exact name of Registrant as specified in its charter)

                   TEXAS                              74-1673513
       (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)           Identification No.)

   1100 WEST SAM HOUSTON PARKWAY, NORTH
              HOUSTON, TEXAS                            77043
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

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 15, 2002 was $1,934,209.

     As of March 15, 2002 there were 9,066,365 shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the registrant's 2002 Annual Meeting of Shareholders to be held on June 18, 2002, are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                  Page
                                     Part I

Item 1.    Business.............................................................................Page 1

Item 2.    Properties..........................................................................Page 13

Item 3.    Legal Proceedings...................................................................Page 14

Item 4.    Submission of Matters to a Vote of Security Holders.................................Page 14

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters...............Page 15

Item 6.    Selected Consolidated Financial Data................................................Page 17

Item 7.    Management's Discussion and Analysis of Financial Condition and

              Results of Operations............................................................Page 18

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..........................Page 26

Item 8.    Financial Statements and Supplementary Data.........................................Page 26

Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.............................................................Page 26

                                    Part III

General .......................................................................................Page 27

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................Page 27

Signatures ....................................................................................Page 28

Index to Consolidated Financial Statements and Schedule............................................F-1

Index to Exhibits..................................................................................E-1

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

        Except as otherwise indicated, references to the "Company" refer to DSI Toys, Inc. and its four wholly owned Hong Kong subsidiaries, DSI(HK) Limited ("DSI(HK)"), Meritus Industries Limited, RSP Products Limited and Elite Dolls Limited. The terms "fiscal year" and "fiscal" refer to the Company's fiscal year which is the year ending December 31 of the calendar year mentioned (e.g., a reference to fiscal 2001 is a reference to the fiscal year ended December 31,
2001). Effective December 31, 1999, the Company changed its fiscal year end from January 31 to a calendar year end.

        The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products. Core products include TECH-LINK -Registered Trademark- communications products, KAWASAKI
-Registered Trademark- electronic musical instruments, GEARHEAD -TM- remote control vehicles, the LAZERDOODLE -TM- electronic drawing toy and a full range of special feature doll brands including SASSY SECRETS -TM-, SOMERSAULT
SARA -TM-, TOO CUTE TWINS -TM-, CHILDHOOD VERSES -TM-, PRIDE & JOY -Registered Trademark-, LITTLE DARLINGS -Registered Trademark-, along with interactive plush products including KITTY KITTY KITTENS -Registered Trademark-, FRISKY KITTENS -TM-, PUPPY PUPPY PUPPIES -Registered Trademark-, and girls' activity products, AIR NAILS SALON -TM-, and TWIST AND TWIRL BRAIDER -TM-.

        The Company was incorporated in Texas in 1970. Its executive offices are located at 1100 West Sam Houston Parkway North, Houston, Texas, telephone (713) 365-9900. The Company maintains its primary worldwide website at www.dsitoys.com.

MERITUS ACQUISITION

        Effective January 7, 2000, the Company acquired by way of merger Meritus Industries, Inc. ("Meritus"), a privately held toy manufacturer, engaged in the manufacturing and marketing of dolls, doll houses, doll accessories, and girls' toys. As a result of the merger, the Company added the FOREVER GIRL FRIENDS -Registered Trademark- brand accessories for 11-1/2" fashion dolls, and LITTLE DARLINGS -Registered Trademark- brand value-priced action feature dolls to its product offerings, as well as the ELITE DOLLS -TM- brand, which was created by Meritus specifically to manufacture and market LIFETIME PLAY DOLLS -TM-, a line of exquisite 18" dolls and accessories suitable for playing or collecting.

        The Company also acquired with the merger with Meritus, three wholly-owned Hong Kong subsidiaries: Meritus Industries Limited, RSP Products Limited, and Elite Dolls Limited, which were engaged in doll manufacturing operations. The Company has transferred the operations of these entities to DSI
(HK) and is in the process of liquidating the three acquired subsidiaries.

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

JUVENILE AUDIO PRODUCTS

        The Juvenile Audio Product category consists of Youth Communications products and Musical Instruments. Products in the Youth Communications line include walkie-talkies, wrist watch walkie-talkies, audio products and novelty electronic products. The category brands include TECH-LINK -Registered Trademark- and MICRO LINK -TM- communications products, Harley-Davidson -Registered Trademark- walkie-talkies and bike alarms, and the Company's new BIOSCAN -TM-

ROOM GUARDIAN -TM-, and the LAZERDOODLE -TM- electronic drawing toy. The Musical Instrument line includes the branded line of KAWASAKI -Registered Trademark-guitars, drum pads, saxophones and keyboards.

GIRLS' TOYS

        The Girls' Toys product category includes dolls, interactive plush toys, play sets, accessories, and girls' activity toys. The Girls' Toys portfolio of brands includes SASSY SECRETS -TM-, SOMERSAULT SARA -TM-, TOO CUTE TWINS -TM-, CHILDHOOD VERSES -TM-, PRIDE & JOY -Registered Trademark-, LITTLE DARLINGS -Registered Trademark-, along with interactive plush products including KITTY KITTY KITTENS -Registered Trademark-, FRISKY KITTENS -TM-, PUPPY PUPPY PUPPIES -Registered Trademark-, and girls' activity products, AIR NAILS SALON -TM-, and TWIST AND TWIRL BRAIDER -TM-.

BOYS' TOYS

        The Boys' Toys product category includes radio control and infra-red control vehicles. The brands in this product category are GEARHEAD -TM- radio control vehicles, including the INSECTOR -Registered Trademark-, and the unique ultra-articulated STREET SAVAGE -TM-. The GEARHEAD -TM- brand also includes GEARHEAD -TM- JR. infra-red control vehicles.

PRODUCT INTRODUCTIONS

        New product introductions during 2001 included Kawasaki Mega Chords Guitar, Kawasaki Mega Deluxe Drum Pad, TOO CUTE TWINS -TM-, and SUSIE SO
SMART -TM- interactive electronic dolls; KITTY KITTY KITTENS -Registered Trademark- plush toys and the unique STREET SAVAGE -TM- radio control vehicle.

        The following table depicts the Company's net sales, as a percentage of total net sales, by product category for the fiscal years indicated.

Product Category                           2001       2000       1999
                                        ---------- ---------- ----------
        Juvenile Audio Products            38.8%      39.5%      61.0%
        Girls' Toys                        46.4       39.8       14.5
        Boys' Toys                         12.6       18.0       19.0
        Other                               2.2        2.7        5.5
                                          -----      -----      -----
               Total                      100.0%     100.0%     100.0%
                                          =====      =====      =====

        The significant increase in Girls' Toys as a percentage of net sales reflects the acquisition of Meritus and its product lines in January 2000. Meritus was engaged in the development, manufacture and marketing of Girls' Toys only.

        Between 30% and 40% of the Company's products (by dollar volume of net sales) are replaced each year through the introduction of new products. As a result of this turnover, product development is critical to the Company's business. The Company develops both proprietary and non-proprietary products. The Company's proprietary product lines consist of products that (i) are licensed from outside inventors and designers, (ii) incorporate trademarks licensed to the Company, (iii) are designed in-house, or (iv) are manufactured using Company owned tooling, dies and molds based on a proprietary design or idea owned by the Company or the inventor. Proprietary toys accounted for approximately 80%, 78%, and 72% of the Company's net sales for fiscal 2001, 2000, and 1999, respectively. The Company's proprietary products generally yield higher gross margins to the Company than non-proprietary products.

        Non-proprietary products are defined by the Company as toys designed and manufactured by independent toy manufacturers and marketed by the Company, usually on an exclusive basis in the Company's primary markets. The Company selects its non-proprietary products after an evaluation of several factors, including the quality and pricing of the product, as well as whether the product presents an opportunity for the Company to utilize packaging and marketing to differentiate the product from other toys. The Company often markets these toys under in-house brands, such as TECH-LINK -Registered Trademark- and MY MUSIC MAKER -Registered Trademark-. Non-proprietary products accounted for approximately 20%, 22%, and 28% of the Company's net sales for fiscal 2001, 2000 and 1999, respectively.

CUSTOMERS

        The Company made sales to over 850 different customers in approximately 50 countries during fiscal 2001. The table below sets forth the Company's net sales by geographic area as a percentage of total net sales for the specified fiscal years.

Geographic Area                            2001       2000       1999
                                        ---------- ---------- ----------
        United States                      82.8%      81.1%      77.4%
        All Foreign Countries              17.2       18.9       22.6

        The Company's principal customers are retailers, including mass merchandising discounters such as WalMart, Kmart and Target, specialty toy retailers such as Toys "R" Us, Kay Bee Toy & Hobby and QVC, and deep discount stores such as Family Dollar Stores, Inc., Consolidated Stores Corporation and Value City Department Stores, Inc. The Company's top five customers accounted for approximately 53.2% of the Company's net sales in fiscal 2001. During fiscal 2001, Wal-Mart and Kmart accounted for 21.1% and 10.4%, respectively, of the Company's net sales. In fiscal 2000, Wal-Mart and Toys "R" Us accounted for 18.1% and 11.5% respectively, of the Company's annual net sales. The only customer that accounted for more than 10% of the Company's annual net sales in fiscal 1999 was Wal-Mart (20.8%). During fiscal 2001, the Company's sales to Toys "R" Us, Wal-Mart, Kmart, Target and Kay-Bee Toy & Hobby, the five largest toy retailers in the United States, increased as a percentage of the Company's net sales to 49.2% compared to 46.1% of net sales during fiscal 2000 and 42.5% of net sales during fiscal 1999. The Company does not have long-term contractual arrangements with its customers.

        The increase in sales in the United States in fiscal 2000 over fiscal 1999, as a percentage of the total net sales, reflects the effects of the addition of Meritus, which historically had minimal international sales. Notwithstanding the foregoing, within the United States the Company and Meritus had very similar customer bases; as a result there was no change in the Company's top five customers due to the Meritus acquisition.

MARKETING AND SALES

        The Company's selling strategy consists of in-house sales personnel and a network of independent, commission-based sales representatives. Significant product presentations are made by either executive management, in the case of new product presentations, or in-house sales personnel. The independent sales representatives manage the day-to-day account administration.

        New toys are marketed primarily by members of the Company's executive management and sales department at the Company's showrooms in Hong Kong, New York and Dallas during major, international toy shows in those cities (Hong Kong in January, July and September/October, Dallas in January, and New York in February and October). The Company also maintains a showroom at its headquarters in Houston.

        In international markets, the Company generally sells its products to independent distributors. These distributors retain their own sales representatives and product showrooms where products are marketed and sold. The Company also sells directly to international retailers, principally as a result of contacts made at the Company's showrooms.

ADVERTISING

        In recent years, the Company has allocated the majority of its advertising budget to television promotion, retailer-based programs and print advertising. During 2001, the Company devoted the bulk of its television advertising to the fall and Christmas season, principally to promote TOO CUTE TWINS -TM- and FASHION BUZZ -TM- AIR NAILS SALON -TM-. In addition, during 2001 and 2000 the Company utilized a portion of its advertising budget on print advertising for the PRIDE & JOY -Registered Trademark- product line as well as participating in retailer based programs. The Company expects to continue using promotional programs involving television and consumer magazine advertising of certain, unique proprietary products, as well as year-round public relations programs, participation in national consumer-based toy test awards programs, internet linkages where appropriate, trade advertising and traditional retailer-based ad programs including cooperative promotional ads, special offers and retail catalogues.

MANUFACTURING

        The Company annually contracts with 30 or more independent manufacturers located within a 300-mile radius of Hong Kong, principally in the Peoples' Republic of China (the "PRC"), for the manufacture of its products. The Company may use more than one manufacturer to produce a single product. The manufacturers that accounted for more than 10% of the Company's purchases of products during fiscal 2001 were Wah Lung (16.7%), which manufactured dolls and girls playsets; Potex Toys Manufacturer, Ltd. (11.8%), which manufactured musical instruments and infrared control vehicles; and Loyal Technology Co. Ltd. (10.1%), which manufactured walkie-talkies and audio products. Manufacturing commitments are made on a purchase order basis. The Company does not have long-term contractual arrangements with its manufacturers.

        Decisions related to the choice of manufacturer for non-proprietary products generally are based on reliability, merchandise quality, price and the manufacturer's ability to meet the Company's or its customers' delivery requirements. Proprietary products designed by the Company are placed with a specific manufacturer whose expertise is in that type of toy. The Company currently has its tooling placed in several different manufacturing facilities and generally receives delivery 60 to 90 days after issuing its purchase orders to the manufacturer.

        The Company subsidiary, DSI(HK), monitors manufacturing operations, including quality control, production scheduling and order fulfillment from the manufacturers. DSI(HK) utilizes a quality control and assurance staff of degreed engineers and inspectors. The principal materials used in the production of the Company's products are plastics, integrated circuits, batteries, corrugated paper (used in packaging and packing material) and textiles. The Company believes that an adequate supply of materials used in the manufacture and packaging of its products is readily available from existing and alternative sources at reasonable prices.

DISTRIBUTION

        The Company distributes its products either FOB Asia or through direct sales made from inventory maintained at its U.S. distribution facilities. For FOB Asia sales, the customer places its order and provides shipping instructions; the toys are then manufactured and shipped directly from the factory to the customer or its freight consolidator.

        The Company's primary distribution facility has been located in Houston, Texas. Basic, continuous stock toys that are offered by retailers on a year-round basis have historically been shipped to customers by the Company from its inventory in Houston. During 2001, the Company contracted with a public warehouse fulfillment center in Fife, Washington for a portion of its domestic distribution to increase the speed of distribution to customers of faster-selling television promoted items and to evaluate potential distribution cost savings. In addition, certain faster-selling toys are often shipped directly to major customers for seasonal selling and stocked by the Company in Houston and now Fife for peak season back-up and continuous supply. The Company also maintains inventory which is intended for specific customers for peak holiday season support, as well as some inventory which is available for smaller retailers and for opportunistic selling strategies.

        The Company decided in March 2002 to consolidate its inventory and transfer all its domestic distribution to the Fife facility during 2002. The decision was based on successful distribution performance and cost savings achieved from using the Fife facility in 2001, along with the expiration of the Company's primary Houston facility lease in August 2002.

        Most of the Company's larger customers have instituted electronic data interchange ("EDI") programs to reduce the retailers' inventory carrying requirements and place more inventory risk on the supplier. When selling toys out of its domestic inventory, the Company participates in the EDI programs of most of its customers who have established EDI programs, including Wal-Mart, Kmart, Toys "R" Us, Target and Kay-Bee Toy & Hobby. Although these programs require the Company to bear some inventory risk, the Company believes the programs can be utilized to monitor store inventory levels, schedule production to meet anticipated reorders and maintain sufficient inventory levels to serve its customers.

LICENSE AGREEMENTS

        Various license agreements with third parties, including Kawasaki Motors Corp., U.S.A., ("Kawasaki") and inventors, permit the Company to utilize the trademark, character or product of the licensor in its product line. In return, the Company agrees to pay to the licensor a percentage of net sales ("royalty rate") of the licensed product. Typically, these royalty rates range from 4% to 7% of net sales. Sales of licensed products such as the INSECTOR -Registered Trademark- R/C vehicle, the PRIDE & JOY -Registered Trademark- brand dolls, and the KAWASAKI -Registered Trademark- musical instruments accounted for approximately 68%, 59%, and 54% of the Company's net sales during fiscal 2001, 2000, and 1999, respectively. The acquisition of licenses also typically requires the payment of non-refundable advances and/or guaranteed minimum royalties.

        The Company initially entered into a license agreement with Kawasaki in January of 1994, and that agreement, together with subsequent amendments, and renewals thereof, has authorized the Company to use the KAWASAKI -Registered Trademark- brand name in connection with several different products, including R/C motorcycles, bicycle accessories, walkie-talkies and a complete line of electronic musical instruments, including keyboards, guitars and percussion instruments. The current agreement with Kawasaki expires on December 31, 2002. The Company has commenced negotiations to renew the license for a multi-year period and anticipates entering into such renewal prior to the 2002 year end.

        The Company has also entered into licensing agreements with Harley-Davidson Motor Company, Inc. for the Harley-Davidson -Registered Trademark- trademarks and service marks for the marketing and sale of communication products, and GM Design Center, General Motors Corporation for the Chevrolet Super Sport Roadster (SSR) trademark and related names, emblems and body designs for the marketing and sale of R/C vehicles.

        As of December 31, 2001, the aggregate guaranteed royalties payable by the Company under all of its licenses total approximately $150,000 in fiscal 2002 and $225,000 thereafter through fiscal 2003. During fiscal 2001 and 2000, the Company's license strategy has changed to reduce its long-term commitments to licensors in favor of larger advance royalty payments. The Company believes that this strategy will better match royalty liabilities with the product life cycles and minimize potential negative impact on future earnings.

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

        In anticipation of this seasonal increase in retail sales, the Company significantly increases its production during the second quarter in advance of the peak selling period, with a corresponding build-up of inventory levels. This results in significant peaks in the second and third quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See "Seasonal Financing."

SEASONAL FINANCING

        The Company's financing of seasonal working capital typically peaks in the third quarter of the year, when accounts receivable are at their highest due to increased sales volume and sales programs, and when inventories are at their highest in anticipation of expected second half sales volume. See "Seasonality." The Company financed its seasonal working capital requirements in 2001 primarily by using internally generated cash and borrowings under its line of credit with State Street Bank and Trust Company (the "Hong Kong Credit Facility") and its revolving line of credit (the "Revolver") with Sunrock Capital Corp. ("Sunrock").

        The Hong Kong Credit Facility terminated on November 30, 2001. The Company replaced the Hong Kong Credit Facility with a line of credit with Dao Heng Bank Limited ("Dao Heng Facility") effective December 4, 2001, under terms which are not materially different from the previous facility. Additionally, the Company borrows, as needed, against customers' letters of credit with several Hong Kong banks. The bank is selected based on the most advantageous terms to the Company and as directed by customers.

        The Company believes that cash flows from operations and amounts available under its lines of credit will be adequate to meet its seasonal requirements.

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

INTELLECTUAL PROPERTY

        Most of the Company's products and product lines are marketed and sold under trademarks, trade names and copyrights, including, without limitation: AIR GUITAR -Registered Trademark-, BIG BAM BOOM -Registered Trademark-, ELITE -Registered Trademark-, FOREVER GIRLFRIENDS -Registered Trademark-,
GEARHEAD -TM-, INSECTOR -Registered Trademark-, PRIDE & JOY
-Registered Trademark-, ROSIE -Registered Trademark-, SASSY SECRETS -TM-, STREET SAVAGE -TM-, SWEET FAITH -Registered Trademark- and TECH-LINK -Registered Trademark-. The Company considers its trademarks and trade names to be significant assets in that they provide product and brand recognition.

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

HUMAN RESOURCES

        As of December 31, 2001, the Company had a total of 95 employees, of whom 47 were based in Houston and 48 were employees of DSI(HK).

RISK FACTORS

        This Risk Factors section is written to be responsive to the Securities and Exchange Commission's "Plain English" guidelines. In this section the words "we", "ours" and "us" refer only to the Company and its subsidiaries and not any other person.

        CHANGING CONSUMER PREFERENCES, RELIANCE ON NEW PRODUCT INTRODUCTION. Consumer preferences are difficult to predict and the introduction of new products is critical in our industry. Our business and operating results depend largely upon the appeal of our products. A decline in the popularity of our existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in lower overall revenues and margins, which in turn could have a material adverse effect on our business, financial condition, and results of operations. Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines, and to develop, introduce and gain customer acceptance of new products and product lines. As a result of changing consumer preferences, individual products typically have short life cycles of two years or less. There can be no assurance that:

        - any of our current products or product lines will continue to be popular with consumers for any significant period of time;

        - any new products and product lines introduced by us will achieve an adequate degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time;

        - any new products' life cycles will be sufficient to permit us to recover development, manufacturing, marketing and other costs of the products.

        DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. A small number of our customers account for a large share of our net sales. For fiscal 2001, our five largest customers accounted for approximately 50% of our net sales. Sales to Wal-Mart, Kmart and Toys "R" Us, our three largest customers, accounted for approximately 40% of our net sales during the same period.

        On January 22, 2002, the Kmart Corporation ("Kmart") filed for
Chapter 11 bankruptcy. Kmart was our second largest customer in 2001, comprising 10% of sales. Kmart is requiring normal trade terms from companies desiring to do business with them in 2002, and in return is offering a second-priority lien or "Trade Creditor Lien" in Kmart's owned merchandise inventory. Due to Kmart's market share we have accepted this lien position and will sell to Kmart in 2002. As Kmart is continuing business, and is indicating interest in expanding our line in 2002, it is unknown what effect, if any, Kmart's bankruptcy will have on our 2002 sales. Kmart to date has closed approximately 300 stores, reducing our distribution outlets with Kmart in 2002. We believe however, that based on Kmart's overtures and its strong position with the other primary toy distributors in the United States, the effect will not be material.

        We expect to continue to rely on Kmart and a relatively small number of other customers for a significant percentage of sales for the foreseeable future. If some of these customers were to cease doing business with us, or to significantly reduce the amount of their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations.

        LIQUIDITY. Borrowings under the Revolver, the Dao Heng Facility, and the discounting of customers' Letters of Credit with other banks, are utilized by us to finance accounts receivable, inventory, and other operating and capital requirements. We entered into the Revolver, on February 21, 1999, and amended the Revolver on March 30, 2001 to increase the Company's credit line from $10 million to $17.5 million. The Revolver matures March 31, 2004, and contains covenants relating to our financial condition. If we fail to maintain compliance with the financial covenants contained in the Revolver, the maturity date can or will be accelerated, among other remedies which may be pursued by the lender. The Dao Heng Facility was obtained on December 4, 2001, and is subject to periodic review, and may be canceled by the bank upon notice. The discounted letters of credit mature on shipment of goods to customers.

        DEPENDENCE ON INDEPENDENT DESIGNERS, LICENSES AND OTHER PROPRIETARY RIGHTS. We are dependent on concepts, technologies and other intellectual property rights licensed from third parties, such as rights to trademarks, with respect to several of our proprietary products. For each of these proprietary products and product lines, we typically enter into a license agreement with the owner of the intellectual property to permit us to use the intellectual property. These license agreements typically provide for royalty payments by us to the licensor based on the net sales of the product incorporating the licensed property. For fiscal 2001, net sales of products developed and sold under our license agreements accounted for approximately 68% of our net sales, of which approximately 13% of net sales were attributable to sales of products incorporating the KAWASAKI -Registered Trademark- trademark. The current agreement with Kawasaki expires on December 31, 2002. The Company has commenced negotiations to renew the license for a multi-year period and anticipates entering into such renewal prior to the 2002 year end. The failure to procure new license agreements, renew existing license agreements (on commercially reasonable terms, or at all), or maintain existing license agreements could have a material adverse effect on our business, financial condition and results of operations.

        In addition to the foregoing, we are dependent on our intellectual property rights and we cannot give assurances that we will be able to successfully protect such rights. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our proprietary products. We also rely on license and other agreements that establish ownership rights and maintain confidentiality. We cannot assure you that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. Laws of certain foreign countries in which our products may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. The failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse effect on our business, financial condition and results of operations.

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

        SEASONALITY. Our business is seasonal and therefore our annual operating results depend, in large part, on our sales during the relatively brief Christmas holiday season. A substantial portion of our net sales is made to retailers in anticipation of the Christmas holiday season. This seasonality is increasing as large toy retailers become more efficient in their control of inventory levels through quick response management techniques. This seasonal pattern requires significant use of working capital mainly to manufacture inventory during the year, prior to the Christmas holiday season, and requires accurate forecasting of demand for products during the Christmas holiday season. During fiscal 2001, 76% of the Company's net sales were made during the third and fourth fiscal quarters. Adverse business or economic conditions during these periods could adversely affect our results of operations for the full year. In addition, failure to accurately predict and respond to consumer demand may have a material adverse effect on our business, financial condition and results of operations.

        INTERNATIONAL OPERATIONS. Our sales and manufacturing operations outside the United States subject us to risks normally associated with international operations. Various international risks could negatively impact our international sales and manufacturing operations, which could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2001, our international net revenues comprised approximately 17% of our total consolidated net revenues. We expect international sales to continue to account for a significant portion of our total revenues. In addition, we utilize third-party manufacturers principally located in the PRC. Our international sales and manufacturing operations are subject to the risks normally associated with international operations, including:

        -      limitations, including taxes, on the repatriation of earnings;

        -      political instability, civil unrest and economic instability;

        - greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

        -      greater difficulty and expense in conducting business abroad;

        - complications in complying with foreign laws and changes in governmental policies;

        -      transportation delays and interruptions;

        -      currency conversion risks and currency fluctuations; and

        -      the imposition of tariffs.

These risks could negatively impact our international sales and manufacturing operations, which could have a material adverse effect on our business, financial condition and results of operations.

        During fiscal 2001, three manufacturers accounted for approximately 39% of our purchases of products. The loss of any of these manufacturers, or a substantial interruption of our manufacturing arrangements with any of these manufacturers, could cause a delay in the production of our products for delivery to our customers and could have a material adverse effect on our business, financial condition and results of operations. While we believe that our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, there can be no assurance that alternate arrangements could be provided in a timely manner or on terms acceptable to us. Furthermore, the imposition of trade sanctions by the United States or the European

Union against a class of products imported by us from, or the loss of "permanent normal trade relations" status by, the PRC could significantly increase our cost of products imported into the United States or Europe.

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

        CONTROL BY CURRENT MANAGEMENT. As of March 15, 2002, our directors and executive officers beneficially owned an aggregate of 5,829,120 shares of Common Stock (excluding convertible securities and the shares underlying same), which represents approximately 64% of the total issued and outstanding shares of Common Stock of the Company. As a result, it would be extremely difficult, if not impossible, to obtain majority support for shareholder proposals opposed by management and the Board of Directors.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        The current executive officers of the Company, all of whom are appointed annually by the Board of Directors to serve at the pleasure of the Board, are as follows:

                                                                                     Executive Officer
                 Name                 Age                 Position                        Since
                 ----                 ---                 --------                  -----------------

       Joseph S. Whitaker             61     Chief Executive Officer and President         1999

       Robert L. Weisgarber           50     Chief Financial Officer                       1999

       Thomas W. Neville              38     Senior Vice President, Worldwide              1997
                                             Sales
       Gregory A. Barth               50     Senior Vice President of Worldwide            2001
                                             Operations, Business Planning and
                                             Logistics
       Chan Tit Yu (Alfred Chan)      54     Managing Director of DSI(HK)                  2002

       William J. Kerner              47     Vice President,                               1999
                                             Research and Development
       Thomas V. Yarnell              48     Administrative Vice President,                1989
                                             Corporate Secretary and
                                             General Counsel
       E. Thomas Martin               58     Chairman of the Board                         1999

        JOSEPH S. WHITAKER has served as a director since June 1, 1999, and President and Chief Executive Officer since December 1, 2001. He joined the Company on June 1, 1999 as Senior Vice President, New Business Development. He also serves as Vice President of, and owns less than a 1% membership interest in MVII, LLC, a California limited liability company ("MVII") controlled by E. Thomas Martin, Chairman of the Board of Directors. For the five years prior to joining the Company, Mr. Whitaker operated a consulting business in La Jolla, California, providing services related to marketing, licensing and product development to the toy industry.

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

        GREGORY A. BARTH has served as Senior Vice President of Worldwide Operations, Business Planning and Logistics since April 2001. Prior to that, Mr. Barth was President of G.A.B. Sales Consulting from 1990-1997, working for a variety of clients including the Company from April 2000 until being employed by the Company in 2001.

        CHAN TIT YU (ALFRED CHAN) has served as the Managing Director of the Company's wholly-owned subsidiary, DSI(HK) since January 2002. From 2000 to 2002, he was Director and Chief Operating Officer for Toy Options, Ltd., a UK listed group. He served as Vice President, Product Development and Engineering for PLAYMATES Toys (HK) Ltd. from 1997 to 2000, and was Senior Director, Engineering and Quality for TYCO Hong Kong Ltd. from 1996 to 1997.

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

        E. THOMAS MARTIN has served as the Chairman of the Board of the Company since June 1, 1999. He is the sole Manager and President of MVII. Mr. Martin is President of Martin Resorts, Inc., a private California corporation which owns and operates coastal hotels in California. Mr. Martin was the Chief Executive Officer and a partner in Martin & MacFarlane, Inc. and Martin Media, L.P., national outdoor advertising companies, until their sale to Chancellor Media in September of 1998. Mr. Martin also manages various real estate ventures. He is the Chairman of the Executive Committee.

ITEM 2. PROPERTIES
                                                        Square                  Type of      Expiration
      Location                Use                        Feet                 Possession        Dates
   ------------------------------------------------------------------------------------------------------
   Houston, Texas     Executive Office,               71,000                    Lease         8/31/02 (1)
                      Showroom and Principal         (14,000 Office;
                      Warehouse                       57,000 Warehouse)

   Fairfield, New     Administrative Office            7,460                    Lease         9/30/02 (2)
   Jersey

   New York, New      Showroom                         5,148                    Lease         4/30/10
   York

   Hong Kong          Administrative Office and       12,877                    Lease         3/23/03
                      Showroom

   Dallas, Texas      Showroom                         1,080                    Lease         5/31/02 (3)

   Dallas, Texas      Showroom                           720                    Lease         3/31/02 (4)

        (1) The Company does not intend to renew this lease. The Company is in negotiations to lease approximately 16,000 square feet of office space in Houston, Texas for a term of approximately five years for executive offices, showroom and consumer services. The Company anticipates executing the lease in April, 2002 and occupying its new offices on August 1, 2002.

            The Company contracted during 2001 with Regal Logistics, Inc. ("Regal") in Fife, Washington to provide storage and fulfillment distribution of certain products. A warehousing transition period will occur in 2002 by maximizing inventory shipments to Regal and minimizing inventory shipments to Houston. After the expiration of the current Houston facility lease, the Regal facility will be the Company's primary U.S. distribution facility. The Company anticipates it will lease warehouse space from Regal commencing in June, 2002.

        (2) The Company intends to terminate this lease effective September 30, 2002 and is seeking to sublease the space until then.

        (3) The Company has begun negotiations to renew this lease and anticipates executing the renewal in May, 2002.

        (4) The Company did not renew this lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

        The Company's Common Stock is traded on The Nasdaq Stock Market's SmallCap Market under the symbol "DSIT." Prior to August 17, 1998, the Company's Common Stock was traded on The Nasdaq National Market. The table sets forth, for the periods indicated, the reported high and low close sale prices of the Company's Common Stock as reported on The Nasdaq SmallCap Market:

                                                    High       Low
                                                    ----       ---
                  Fiscal Year 2000:
                                      1st Quarter   3.750      2.813
                                      2nd Quarter   3.469      2.188
                                      3rd Quarter   2.813      1.875
                                      4th Quarter   2.844      1.188
                  Fiscal Year 2001:
                                      1st Quarter   1.938      1.250
                                      2nd Quarter   1.620      1.000
                                      3rd Quarter   1.180      0.950
                                      4th Quarter   1.100      0.750

        On February 14, 2002, the Company received notice from the Nasdaq Stock Market Inc. that the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4) (the "Rule"). If, prior to August 13, 2002, the Company's common stock closes at $1.00 or more for a minimum of 10 consecutive trading days, the Company will receive notification that it is in compliance with the Rule. If compliance is not demonstrated by August 13, 2002, and if the Company does not meet initial listing requirements, the Company will receive notification that its securities will be delisted. If this occurs, the Company may appeal the delisting determination to a Nasdaq Listing Qualifications Panel.

STOCKHOLDERS

        According to the records of the Company's transfer agent, as of March 15, 2002, there were 102 holders of record of the Company's Common Stock. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

DIVIDENDS AND DISTRIBUTIONS

        The Company has never declared nor paid cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the near future. In addition, the Company's credit facility prohibits the payment of dividends.

INVESTMENT WARRANT

        On March 19, 2001, the Company issued to MVII an Investment Warrant to acquire 1.8 million shares of the Company's Common Stock, at a purchase price of $2.7 million. The Investment Warrant is exercisable in whole on in part, for a ten-year period beginning June 3, 2002. The Investment Warrant was subject to certain anti-dilution adjustments. In connection with the issuance of the Investment Warrant, the Company and MVII entered into a Registration Rights Agreement, pursuant to which MVII was granted certain piggyback registration rights with respect to the shares of the Common Stock underlying the Warrant. Shares of Common Stock acquired by MVII upon exercise of the Warrant are subject to the terms of a Shareholders' and Voting Agreement dated as of April 5, 1999, among MVII and certain of the Company's other shareholders. Proceeds from the sale of the Investment Warrant were used by the Company for current working capital.

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

        On January 31, 2002, at the request of NASDAQ and with the agreement of MVII, the Company issued an amended and restated Investment Warrant, which amended and restated in its entirety the Investment Warrant by removing all anti-dilution provisions. In addition, the Company and MVII entered into an Amended and Restated Registration Rights Agreement, which amended and restated in its entirety the Registration Rights Agreement, by removing all of the provisions regarding the anti-dilution provisions of the original Investment Warrant.

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

Statement of Operations Data:           December 31,      December 31,   December 31,    January 31,      January 31,
                                            2001              2000           1999           1999             1998
                                      ---------------   --------------- -------------  ---------------  -------------
Net sales                             $   67,906         $  70,438       $ 47,560        $ 52,723        $ 73,624
Income (loss) before income taxes
   and extraordinary item                 (1,058)           (1,326)         2,150          (1,337)         (7,392)
Income (loss) before extraordinary
   item                                   (1,449)             (849)         1,281          (1,004)         (5,062)
Net income (loss)                         (1,449)             (849)         1,281          (1,004)         (5,543)

Basic earnings (loss) per share
   before extraordinary item          $     (.16)        $    (.09)      $    .17        $   (.17)       $   (.97)
Basic earnings (loss) per share       $     (.16)        $    (.09)      $    .17        $   (.17)       $  (1.06)
Diluted earnings (loss) per share
   before extraordinary item          $     (.16)        $    (.09)      $    .16        $   (.17)       $   (.97)
Diluted earnings (loss) per share     $     (.16)        $    (.09)      $    .16        $   (.17)       $  (1.06)

Balance Sheet Data:                     December 31,      December 31,   December 31,    January 31,      January 31,
                                            2001              2000           1999           1999             1998
                                      ---------------   --------------- -------------  ---------------  -------------
Working capital                       $    9,144         $   4,536       $  6,326        $    391        $  6,265
Total assets                              31,313            29,999         15,027          11,411          19,929
Long-term debt, including capital
   leases                                 12,500            10,755          2,393           2,541           7,495
Total liabilities                         22,179            22,072          8,038          10,549          18,049
Shareholders' equity                       9,134             7,927          6,989             861           1,880

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, and the information included elsewhere herein.

        The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products. Core products include TECH-LINK -Registered Trademark- communications products, KAWASAKI
-Registered Trademark- electronic musical instruments, GEARHEAD -TM- remote control vehicles, the LAZERDOODLE -TM- electronic drawing toy and a full range of special feature doll brands including SASSY SECRETS -TM-, SOMERSAULT SARA -TM-, TOO CUTE TWINS -TM-, CHILDHOOD VERSES -TM-, PRIDE & JOY -Registered Trademark-, LITTLE DARLINGS -Registered Trademark-, along with interactive plush products including KITTY KITTY KITTENS -Registered Trademark-, FRISKY KITTENS -TM-, PUPPY PUPPY PUPPIES -Registered Trademark-, and girls' activity products, AIR NAILS SALON -TM-, and TWIST AND TWIRL BRAIDER -TM-.

        The Company has three major product categories: Juvenile Audio Products, Girls' Toys and Boys' Toys.

JUVENILE AUDIO PRODUCTS

        The Juvenile Audio Product category consists of Youth Communications products and Musical Instruments. Products in the Youth Communications line include walkie-talkies, wrist watch walkie-talkies, audio products and novelty electronic products. The category brands include TECH-LINK -Registered Trademark- and MICRO LINK -TM- communications products, Harley-Davidson -Registered Trademark- walkie-talkies and bike alarms, and the Company's new BIOSCAN -TM- ROOM GUARDIAN -TM-, and the LAZERDOODLE -TM- electronic drawing toy. The Musical Instrument line includes the branded line of KAWASAKI -Registered Trademark- guitars, drum pads, saxophones and keyboards.

GIRLS' TOYS

        The Girls' Toys product category includes dolls, interactive plush toys, play sets, accessories, and girls' activity toys. The Girls' Toys portfolio of brands includes SASSY SECRETS -TM-, SOMERSAULT SARA -TM-, TOO CUTE TWINS -TM-, CHILDHOOD VERSES -TM-, PRIDE & JOY -Registered Trademark-, LITTLE DARLINGS -Registered Trademark-, along with interactive plush products including KITTY KITTY KITTENS -Registered Trademark-, FRISKY KITTENS -TM-, PUPPY PUPPY PUPPIES -Registered Trademark-, and girls' activity products, AIR NAILS SALON -TM-, and TWIST AND TWIRL BRAIDER -TM-.

BOYS' TOYS

        The Boys' Toys product category includes radio control and infra-red control vehicles. The brands in this product category are GEARHEAD -TM- radio control vehicles, including the INSECTOR -Registered Trademark-, and the unique ultra-articulated STREET SAVAGE -TM-. The GEARHEAD -TM- brand also includes GEARHEAD -TM- JR. infra-red control vehicles.

PRODUCT INTRODUCTIONS

        New product introductions during 2001 included KAWASAKI Mega Chords Guitar, KAWASAKI Mega Deluxe Drum, TOO CUTE TWINS -TM-, and SUSIE SO SMART -TM-interactive electronic dolls; KITTY KITTY KITTENS -Registered Trademark-plush toys and the unique STREET SAVAGE -TM- radio control vehicle.

SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms with current customers, our observance of trends in the industry, information provided by our customers and information available from other outsides sources, as appropriate. Our significant accounting policies include:

        REVENUE RECOGNITION - The Company recognizes revenue when products are shipped and title passes to unaffiliated customers. In most cases, title transfers to our customers when the product has been presented to shipment forwarders on FOB Asia sales and when the product is picked up from our distribution facilities on domestic sales. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

        ALLOWANCE FOR DOUBTFUL ACCOUNTS - Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company's estimate for its allowance is based on two methods which are combined to determine the total amount reserved. First, the company evaluates specific accounts where we have information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the company uses its judgement, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amounts reserved. Second, a general reserve is established for all other customers based on historical collection and write-off experience. If circumstances change, the Company's estimates of the recoverability of amounts due the Company could be reduced by a material amount.

        ALLOWANCE FOR RETURNS AND DEFECTIVES - The Company records a provision for estimated sales returns and defectives on sales in the same period as the related revenue is recorded. Our sales to customers generally do not give them the right to return product or to cancel firm orders. However, as is common in the industry, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which includes price discounts, credits and returns, when demand for specific product falls below expectations. Additionally, customers are given credit for any defective products they may have received. The allowance estimates are based on historical sales returns and defective rates, analysis of credit memo data and other known factors. If the data the Company uses to calculate these estimates does not properly reflect future returns and defectives, revenue could be overstated and future operating results adversely affected.

        INVENTORIES - Inventory is valued at the lower of cost or market. The Company reviews the book value of slow-moving items, discounted product lines and individual products to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company establishes a reserve for the amount required to value the inventory at market. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would adjust its reserve accordingly.

        DEFERRED TAXES - The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Generally accepted accounting principles require that we review deferred tax assets for recoverability and if needed, establish a valuation allowance for those amounts deemed unrecoverable. The review considers historical taxable income, projected future taxable income, and the expected timing of the reversals of temporary differences. Deferred tax assets of the Company are primarily the result of unused net operating loss carry-forwards and foreign tax credits which expire over a range of years. In 2001, the Company recorded a valuation allowance of $566,000 related to foreign tax credits expiring in 2002, as it was determined that it was more likely than not that these credits would not be realized.

        GOODWILL - The Company made an acquisition in 2000 that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles through December 31, 2001, these assets were amortized over their estimated useful lives, and were to be tested periodically to determine if they were recoverable from future operating earnings over their useful lives. We recorded goodwill amortization expense of $513,396 and $513,360, respectively in 2001 and 2000.

        Effective in 2002, goodwill will no longer be amortized but will be subject to at least an annual impairment test based on its estimated fair value. Other intangible assets meeting certain criteria will continue to be amortized over their useful lives and also subject to an impairment test. There are many assumptions and estimates underlying the determination, including future cash flow and operating results. Management engaged an independent company to assist in valuing the Company's goodwill at December 31, 2001. Based on this review, at this time an impairment charge is not anticipated.

RESULTS OF OPERATIONS

        The following table sets forth the Company's results of operations as a percentage of net sales for the fiscal years indicated:

                                                                2001           2000         1999
                                                            ------------   ------------ ------------
Net sales                                                       100.0%         100.0%      100.0%
Cost of goods sold                                               70.7           71.1        71.6
                                                                -----          -----       -----
Gross profit                                                     29.3           28.9        28.4
Selling, general and administrative expenses                     29.6           28.9        22.8
                                                                -----          -----       -----
Operating income (loss)                                          (0.3)           0.0         5.6
Interest expense                                                 (1.7)          (2.1)       (1.3)
Other income                                                      0.4            0.2         0.2
                                                                -----          -----       -----
Income (loss) before income taxes and extraordinary item         (1.6)          (1.9)        4.5
Benefit from (provision for) income taxes                        (0.5)           0.7        (1.8)
                                                                -----          -----       -----
Net income (loss)                                                (2.1)%         (1.2)%       2.7%
                                                                =====          =====       =====

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

        NET SALES. Net sales during fiscal 2001 decreased $2.5 million, or 3.6%, to $67.9 million, from $70.4 million in fiscal 2000. The decrease was due primarily to reduced sales of Boys' Toys and Juvenile Audio products, partially offset by sales of Girls' Toys.

        Net sales of Juvenile Audio Products decreased $1.5 million, or 5.2%, to $26.3 million during fiscal 2001, from $27.8 million during fiscal 2000. The major product groups in this category are Youth Communications and Musical Instruments, providing $14.6 million and $11.7 million respectively in 2001 sales, compared to $14.2 million and $13.6 million respectively in 2000. The Youth Communications product group increase reflects sales of EBRAIN -TM-personal communicator, introduced in fall 2001, partially offset by decreases in walkie-talkie sales, due to increased competition in non-branded products. Musical Instruments sales decreased primarily in keyboards, which is a result of decreased warehouse club business with one, non-primary customer.

        Net sales of Girls' Toys increased $3.5 million, or 12.4%, to $31.5 million in fiscal 2001 from $28.0 million in fiscal 2000. The sales increase in Girls' Toys was driven by the television promoted
TOO CUTE TWINS -TM- doll line, the girls activity toy AIR NAILS SALON -TM- and the plush toy KITTY KITTY KITTENS -Registered Trademark-, partially offset by declines in sales of dolls in the PRIDE & JOY -Registered Trademark-, ELITE -Registered Trademark- and other general doll lines.

        Net sales of Boys' Toys decreased $4.1 million, or 32.4% to $8.6 million during fiscal 2001 from $12.7 million in fiscal 2000. The decrease is due primarily to the discontinuation of the BLOCKMEN -Registered Trademark- line of products sold in 2000 and decreased sales of the primary 2000 R/C vehicle, INSECTOR -Registered Trademark-, and other boys' items, partially offset by sales of the new 2001 R/C vehicle, STREET SAVAGE -TM-.

        Net sales of products in other categories decreased approximately $460,000 or 0.5% to $1.5 million during fiscal 2001 from $1.9 million in fiscal 2000. The decrease is attributable to lower sales of games, video phones, doorbells and other discontinued lines, partially offset by increased sales of preschool products.

        International net sales decreased $1.6 million, or 12.0%, to $11.7 million during fiscal 2001 from $13.3 million in fiscal 2000. The decrease reflects the strength of the U.S. dollar against foreign currencies; thereby negatively affecting sales distributors potential retail price points and margins. International net sales were 17.2% of total net sales for fiscal 2001 as compared to 18.9% of total net sales in fiscal 2000.

        GROSS PROFIT. Gross profit decreased approximately $400,000 or 2.0% to $19.9 million during fiscal 2001 from $20.3 million in fiscal 2000. Gross profit as a percentage of net sales increased to 29.3% during fiscal 2001 from 28.9% in fiscal 2000. The percentage increase reflects the continued focus on sales of proprietary products, such as the TOO CUTE TWINS -TM- doll, AIR NAILS SALON -TM- girls' activity toy, and the STREET SAVAGE -TM- R/C vehicle, versus lower margin, more volume-driven non-proprietary products. Proprietary products, which were 80% of our total net sales in 2001, generate a higher margin percentage.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $200,000 to $20.1 million, or 1.3%, during fiscal 2001 from $20.3 million in fiscal 2000. The decrease reflects reductions of approximately $945,000 and $846,000 in advertising and commission expenses, due to lower sales volume. Additionally, professional fees decreased $356,000, as expenses associated with the 2000 Meritus merger were non-reoccuring, along with a $120,000 decrease in various operating expenses. Partially offsetting these decreases, was an approximate $525,000 increase in employee compensation, due to employee additions and a significant increase in receivables' bad debt expense. The $1.7 million provision for uncollectible accounts receivable is primarily related to the January, 2002 bankruptcy filing of K-mart Corp. (SEE
NOTE 15 TO CONSOLIDATED FINANCIAL STATEMENTS.)

        INTEREST EXPENSE. Interest expense decreased approximately $319,000 or 21.6% to $1.2 million in fiscal 2001 from $1.5 million during fiscal 2000. The decrease was due primarily to lower interest borrowing rates in 2001 as compared to 2000.

        INCOME TAXES. In fiscal 2001, the Company generated a loss before income taxes of $1.0 million compared to a $1.3 million loss before income taxes during fiscal 2000. A significant contributor to the 2001 loss was a $1.7 million provision for uncollectible accounts receivable. The provision is not included in taxable income for 2001, but will be in a future year when the underlying receivables are written-off against the provision. As a result, the Company believes its ability to use Foreign Tax Credits expiring in 2002 has been potentially negated, and therefore has recorded a $566,000 valuation allowance for the credits in 2001.

        NET LOSS. The Company's net loss for fiscal 2001 was approximately
$1.4 million compared to a net loss of approximately $849,000 for fiscal 2000. The 2001 net loss was due in significant part to the required increase in the uncollectible receivables provision related to the Kmart bankruptcy. The
$1.7 million provision offset all other gains made in reduction of selling, general and administrative expense by management in response to the reduced 2001 sales volumes from 2000. (SEE NOTE 12 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

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

        Net sales of Juvenile Audio Products decreased $1.3 million, or 4.1%, to $27.8 million during fiscal 2000, from $29.1 million during fiscal 1999. The major product groups in this category are Youth Communications and Musical Instruments, providing $14.2 million and $13.6 million respectively in 2000 sales. Decreases occurred in both product groups in 2000, as more emphasis was placed on branded products like TECH LINK -Registered Trademark- and KAWASAKI -Registered Trademark-, requiring customers to reposition their inventory from the non-branded product lines sold in prior years.

        Net sales of Girls' Toys increased $21.1 million, or 304.8%, to $28.0 million in fiscal 2000 from $7.0 million in fiscal 1999. Meritus items contributed $10.6 million of this increase. Excluding these Meritus items, Girls' Toys net sales increased $10.4 million or 251.4% compared to fiscal 1999. With respect to non-Meritus items, the sales increase in Girls' Toys was driven by the television promoted HUSH LI'L BABY -Registered Trademark-doll and the continued expansion and growth of the PRIDE AND JOY -Registered Trademark- doll line.

        Net sales of Boys' Toys increased $3.8 million, or 40.3% to $12.7 million during fiscal 2000 from $8.9 million in fiscal 1999. The increase reflects the successful introduction of the television promoted INSECTOR -Registered Trademark- R/C vehicle in 2000, partially offset by decreases in sales of BLOCKMEN -Registered Trademark- and other military type products.

        Net sales of products in other categories decreased approximately $700,000, or 24.7%, to $1.9 million during fiscal 2000 from $2.6 million in fiscal 1999. The decrease reflects continued reduction in sales of HOPPIN' POPPIN' SPACEBALLS -Registered Trademark- and other hand-held and outdoor games, as well as a decrease in sales of the TALKING DOORBELL -Registered Trademark-products introduced in fiscal 1998.

        International net sales increased $2.4 million, or 21.7%, to $13.3 million during fiscal 2000 from $10.9 million in fiscal 1999. International net sales were 18.9% of total net sales for fiscal 2000 as compared to 22.9% of total net sales in fiscal 1999.

        GROSS PROFIT. Gross profit increased $6.8 million, or 50.3%, to $20.3 million during fiscal 2000 from $13.5 million in fiscal 1999. Gross profit as a percentage of net sales increased to 28.9% during fiscal 2000 from 28.4% in fiscal 1999. The percentage increase reflects the strategic emphasis placed on proprietary products such as PRIDE & JOY -Registered Trademark- and HUSH LI'L BABY -Registered Trademark- dolls, the INSECTOR -Registered Trademark-R/C vehicle, and the successful branding of our TECH-LINK -Registered Trademark- walkie-talkie lines in addition to the inclusion of the Meritus doll lines. Proprietary products have a higher margin, and as a result of the sales emphasis now comprise an increased percentage of our total net sales.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $9.5 million to $20.3 million, or 87.7%, during fiscal 2000 from $10.8 million in fiscal 1999. The increase included major increases in television and other marketing costs of $3.4 million and approximately $385,000, respectively to support sales of our proprietary products. In addition, the merger with Meritus added employee costs of $2.4 million. Other operating costs associated with the New Jersey office and associated with the increased development activity in Girls' Toys were also a substantial part of the increase. Professional fees, including attorney and accounting costs, increased approximately $550,000, a portion of which is directly related to the Meritus merger. A downturn in the general retail climate required the Company to make an additional provision for noncollectible accounts of approximately $150,000. Travel and entertainment expense also increased approximately $400,000 due primarily to increased 2001 sales activity and focus on increasing the internal sales responsibility for major accounts.

        INTEREST EXPENSE. Interest expense increased approximately $855,000, or 138.1%, to $1.5 million in fiscal 2000 from $619,000 during fiscal 1999. The increase was due to borrowings associated with the Meritus merger and increased working capital needs to support the increased 2000 sales.

        INCOME TAXES. In fiscal 2000, the Company generated a loss before income taxes of $1.3 million compared to a $2.1 million profit before income taxes during fiscal 1999. As a result, the Company generated a tax benefit of approximately $477,000 during fiscal 2000 compared to a tax expense of approximately $869,000 in fiscal 1999. The Company expects to realize its 2000 tax benefits from net operating loss carry forwards and foreign income tax credits by the reduction of tax liabilities on taxable earning in future years.

        NET INCOME (LOSS). The Company's net loss for fiscal 2000 was approximately $849,000 compared to a net income of $1.3 million for fiscal 1999. The 2000 net loss was due, in part, to less than expected sales of our television promoted products in relation to television advertising costs and fourth quarter inventory close-outs of BLOCKMEN -Registered Trademark- and other products introduced in prior years. As discussed above, the gains made by the Company in net sales and gross profit were exceeded by substantial increases in selling, general and administrative expenses. In addition, the financial condition of several customers required a higher than normal provision for uncollectible accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

        The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings. The Company's primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

        The Company's operating activities used net cash of $3.4 million during fiscal 2001, consisting primarily of increases in accounts receivable and decreases in accounts payable. Net cash used in investing activities during fiscal 2001 was approximately $525,000 and was mostly due to capital expenditures. Net cash provided by financing activities was $4.1 million in 2001 and was a result of proceeds from the issuance of common stock warrants and borrowing under revolving lines of credit, net of payments on long-term debt. The Company's working capital at December 31, 2001 was $9.2 million and unrestricted cash was approximately $285,000.

        The seasonal nature of the toy business results in complex working capital needs. The Company's working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the last two fiscal quarters. To manage these working capital requirements, the Company maintains the Dao Heng Facility and the Revolver. Additionally, the Company discounts customers' letters of credit at several other Hong Kong banks.

        As of December 31, 2001, the Company and Sunrock amended the Revolver to revise the future covenants and restrictions required by the Revolver. Management believes the Company will be able to maintain compliance with such covenants in the future.

        On March 19, 2001, the Company issued to MVII an Investment Warrant to acquire 1.8 million shares of the Company's Common Stock at a purchase price of $2.7 million. The Investment Warrant is exercisable, in whole or in part, for a ten-year period beginning June 3, 2002. Proceeds from the sale of the Investment Warrant were used by the Company for current working capital. The Investment Warrant was amended and restated in its entirety on January 31, 2002, to remove all anti-dilution provisions at the request of Nasdaq.

        The Company has budgeted approximately $1.3 million for capital expenditures for fiscal 2002 consisting primarily of purchases of tools and molds and information technology systems. As of March 19, 2002 the Company had additional aggregate borrowing capacity of approximately $300,000 under the Revolver and the Dao Heng Credit Facility. Based on projected fiscal 2002 operating results, the Company believes cash flows from operations and available borrowings under the Revolver and the Dao Heng Credit Facility will be sufficient to meet the Company's operating cash requirements and fund its anticipated capital expenditures. However, there can be no assurance the Company will meet its projected operating results. In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

        In a series of related transactions with MVII that occurred between April and June of 1999, the Company received $5 million in exchange for the sale of approximately 2.5 million shares of the Company's Common Stock. The Company used those funds to finance the normal business operations of the Company.

        In connection with the acquisition of Meritus, the Company borrowed
$5 million from MVII. The debt is evidenced by a promissory note dated
January 7, 2000 (the "MVII Note"). The MVII Note bears interest at a rate of prime plus 2%, matures on July 1, 2004 and is subordinate to the Revolver. The proceeds from the MVII Note were used primarily to facilitate the merger with Meritus, including the satisfaction of Meritus' debt, described below.

        On March 6, 2002, pursuant to the terms of the Revolver and the MVII Note, the Company reborrowed $500,000 of the original principal that the Company had paid on the MVII Note. The proceeds were used to finance the normal business operations of the Company.

        The Company is obligated to make future minimum royalty payments under certain of its license agreements. As of December 31, 2001, the Company was required to make an aggregate of approximately $150,000 in payments of guaranteed royalties under certain licenses in fiscal 2002 and $225,000 thereafter through fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

        SFAS No. 141 entitled "BUSINESS COMBINATIONS" was issued in June 2001 and became effective July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition. The pooling-of-interests method of accounting allowed under prior standards, which reflected business combinations using historical financial information, is now prohibited.

        In June 2001, the FASB issued SFAS No. 142 entitled "GOODWILL AND OTHER INTANGIBLE ASSETS", which became effective on January 1, 2002. Under SFAS
No. 142, existing goodwill will no longer be amortized, but will be tested for impairment using a fair value approach. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than reportable segments. SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of the reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. Any impairment loss from the initial adoption of SFAS No. 142 will be recognized as a change in accounting principle. After the initial adoption, we will test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management engaged an independent company to assist in valuing the Company's goodwill at December 31, 2001. Based on this review, at this time an impairment change is not anticipated.

        In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Due to the nature of our business, this new accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

        In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and the accounting and reporting provisions of APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF A DISPOSAL OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "CONSOLIDATED FINANCIAL STATEMENTS," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 became effective on January 1, 2002, and interim periods within fiscal 2003, with early application encouraged. The provisions of this Statement generally are to be applied prospectively.

MERITUS ACQUISITION

        Effective January 7, 2000, the Company acquired Meritus by way of merger. Pursuant to the terms of the merger, the Company acquired all of the issued and outstanding stock of Meritus for 533,208 shares of the Company's Common Stock and $2.8 million in other consideration paid to the shareholders of Meritus. Contemporaneously with the merger, the Company satisfied $4.4 million of Meritus' debt. The merger was accounted for using the purchase method; therefore the Company recorded the acquired assets at their fair market value, generating a significant amount of goodwill. (SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

        As a result of the merger, the Company added the BABY BEANS -Registered Trademark- brand soft bean bag dolls, FOREVER GIRL FRIENDS -Registered Trademark- brand accessories for 11-1/2" fashion dolls, and LITTLE DARLINGS -Registered Trademark- brand value-priced action feature dolls to its product offerings, as welL as the ELITE DOLLS -TM- brand, which was created by Meritus specifically to manufacture and market "LIFETIME PLAY DOLLS -TM-," a line of exquisite 18" dolls and accessories suitable for playing or collecting.

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

CAUTIONARY STATEMENT

        Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this Form 10-K, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by forward-looking statements, please read carefully the information under Item 1, "Risk Factors", of this Form 10-K. In addition to the Risk Factors and other important factors detailed herein and from time to time in other reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

     MARKETPLACE RISKS

        - Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of the Company's products;

        - Changes in public and consumer taste, which may negatively affect the sales of the Company's products;

        - Significant changes in the play patterns of children, whereby they are increasingly attracted to more developmentally advanced products at younger ages, which may affect brand loyalty and the perceived value of and demand for the Company's products; and

        - Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of the Company's products and the costs associated with manufacturing and distributing these products.

     FINANCING CONSIDERATIONS

        - Currency fluctuations, which may affect the Company's reportable income; significant changes in interest rates, both domestically and internationally, which may negatively affect the Company's cost of financing both its operations and investments.

     OTHER RISKS

        - Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or trade restrictions, which may lead to increased costs or interruption in normal business operations of the Company;

        - Future litigation or governmental proceedings, which may lead to increased costs or interruption in normal business operations of the Company; and

        - Labor disputes, which may lead to increased costs or disruption of any of the Company's operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

GENERAL

        Information required by Item 10 relating to the executive officers of the Company appears under the heading "Executive Officers of the Registrant" in
Part I herein. Information required by Item 10 relating to members of the Company's Board of Directors, as well as information required by Items 11 through 13, is hereby incorporated by reference to the information under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Compensation," "Compensation of Certain Named Executive Officers," "Management-Employment and Related Agreements," and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2001.

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

                                 DSI Toys, Inc.

Dated: April 1, 2002        By:  /s/ JOSEPH S. WHITAKER
                                ------------------------------------------------
                                 Joseph S. Whitaker
                                 President, Chief Executive Officer and Director

Dated: April 1, 2002        By:  /s/ ROBERT L. WEISGARBER
                                ------------------------------------------------
                                 Robert L. Weisgarber
                                 Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           SIGNATURE                   TITLE                DATE
           ---------                   -----                ----

/s/ E. THOMAS MARTIN                  Chairman       April 01, 2002
---------------------------------                    ---------------------------
     E. Thomas Martin

/s/ M.D. DAVIS                        Director       April 01, 2002
---------------------------------                    ---------------------------
     M.D. Davis

/s/ JOSEPH N. MATLOCK                 Director       April 01, 2002
---------------------------------                    ---------------------------
     Joseph N. Matlock

/s/ ROBERT L. BURKE                   Director       April 01, 2002
---------------------------------                    ---------------------------
     Robert L. Burke

/s/ JOHN MCSORLEY                     Director       April 01, 2002
---------------------------------                    ---------------------------
     John McSorley

/s/ WALTER S. REILING                 Director       April 01, 2002
---------------------------------                    ---------------------------
     Walter S. Reiling

                                 DSI TOYS, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                          Page
                                                                                          ----
FINANCIAL STATEMENTS

Report of Independent Accountants                                                         F-2

Consolidated Balance Sheet at December 31, 2001 and 2000                                  F-3

Consolidated Statement of Operations for fiscal years 2001, 2000 and 1999                 F-4

Consolidated Statement of Cash Flows for fiscal years 2001, 2000 and 1999                 F-5

Consolidated Statement of Shareholders' Equity for fiscal years 2001, 2000 and 1999       F-6

Notes to Consolidated Financial Statements                                                F-7

SCHEDULE

II.     Valuation and Qualifying Accounts and Reserves                                    S-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of DSI Toys, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DSI Toys, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                           PricewaterhouseCoopers LLP

Houston, Texas
March 29, 2002

                                 DSI TOYS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,          DECEMBER 31,
                                                                       2001                  2000
                                                                --------------------  -------------------
                           ASSETS
Current Assets:
  Cash                                                            $        284,637      $       177,682
  Restricted cash                                                                               150,000
  Accounts receivable, net                                               8,767,550            6,522,883
  Inventories                                                            6,739,920            6,687,195
  Prepaid expenses and other current assets                              1,981,592            1,740,945
  Deferred income taxes                                                    893,000              385,000
                                                                  ----------------      ---------------
    Total current assets                                                18,666,699           15,663,705

Property and equipment, net                                              1,769,284            2,415,084
Deferred income taxes                                                    1,312,000            1,780,000
Goodwill, net                                                            9,241,128            9,754,524
Other assets                                                               323,624              385,827
                                                                  ----------------      ---------------
                                                                  $     31,312,735      $    29,999,140
                                                                  ================      ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                        $      6,580,780      $     7,901,290
  Current portion of long-term debt                                      1,120,650            1,689,911
  Current portion of long-term debt due to a related party               1,751,485            1,424,478
  Income taxes payable                                                      69,638              112,325
                                                                  ----------------      ---------------
    Total current liabilities                                            9,522,553           11,128,004
Long-term debt                                                           9,210,390            6,464,268
Long-term debt due to a related party                                    3,289,552            4,291,037
Deferred income taxes                                                      156,642              188,849
                                                                  ----------------      ---------------
    Total liabilities                                                   22,179,137           22,072,158
                                                                  ----------------      ---------------
Commitments and Contingencies (Note 11)
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized, none issued or outstanding
  Common stock, $.01 par value, 35,000,000 authorized,
    9,066,365 shares issued and outstanding                                 90,664               90,664
  Additional paid-in capital                                             5,173,465            5,173,465
  Common stock warrants                                                  2,802,500              102,500
  Accumulated other comprehensive loss                                     (70,928)             (27,062)
  Retained earnings                                                      1,137,897            2,587,415
                                                                  ----------------      ---------------
       Total shareholders' equity                                        9,133,598            7,926,982
                                                                  ----------------      ---------------
                                                                  $     31,312,735      $    29,999,140
                                                                  ================      ===============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        FISCAL YEAR
                                                ------------------------------------------------------------
                                                       2001                 2000                  1999
                                                ------------------   ------------------   ------------------

Net sales                                        $     67,906,409     $     70,438,531     $     47,560,024
Cost of goods sold                                     47,985,126           50,120,552           34,046,112
                                                 ----------------     ----------------     ----------------
Gross profit                                           19,921,283           20,317,979           13,513,912
Selling, general and administrative expenses           20,103,335           20,367,165           10,848,624
                                                 ----------------     ----------------     ----------------
Operating income (loss)                                  (182,052)             (49,186)           2,665,288
Interest expense                                       (1,155,092)          (1,473,909)            (618,994)
Other income                                              278,529              196,661              103,302
                                                 ----------------     ----------------     ----------------
Income (loss) before income taxes                      (1,058,615)          (1,326,434)           2,149,596
Benefit from (provision for) income taxes                (390,903)             477,448             (868,605)
                                                 ----------------     ----------------     ----------------
Net income (loss)                                $     (1,449,518)    $       (848,986)    $      1,280,991
                                                 ================     ================     ================

BASIC EARNINGS PER SHARE

  Earnings (loss) per share                      $          (0.16)    $          (0.09)    $           0.17
                                                 ================     ================     ================

  Weighted average shares outstanding                   9,066,365            9,053,382            7,688,964
                                                 ================     ================     ================

DILUTED EARNINGS PER SHARE

  Earnings (loss) per share                      $          (0.16)    $          (0.09)    $           0.16
                                                 ================     ================     ================

  Weighted average shares outstanding                   9,066,365            9,053,382            7,803,403
                                                 ================     ================     ================

          See accompanying notes to consolidated financial statements.

                                  DSI TOYS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      FISCAL YEAR
                                                            ---------------------------------------------------------
                                                                  2001                2000                 1999
                                                            -----------------   -----------------   -----------------
Cash flows from operating activities:
Net income (loss)                                            $  (1,449,518)      $    (848,986)      $   1,280,991
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
    Depreciation                                                 1,334,392           1,551,632             728,951
    Amortization and write-off of debt discount and
      issuance costs                                                42,583              24,927              36,799
    Amortization of goodwill                                       513,396             513,360
    Provision for doubtful accounts                              1,717,931             222,021              65,528
    Loss (gain) on sale or abandonment of equipment                (25,957)             32,173                 727
    Deferred income taxes                                          (72,207)           (893,491)            722,340
    Changes in assets and liabilities, excluding
      acquisitions:
      Restricted cash                                              150,000
      Accounts receivable                                       (3,962,598)         (2,413,654)         (2,403,862)
      Inventories                                                  (52,725)           (954,186)         (1,487,536)
      Income taxes payable                                         (42,687)           (316,402)            156,807
      Prepaid expenses                                            (240,647)           (507,859)           (287,174)
      Accounts payable and accrued liabilities                  (1,320,510)          1,039,373          (3,030,004)
                                                             -------------       -------------       -------------
        Net cash used in operating activities                   (3,408,547)         (2,551,092)         (4,216,433)

Cash flows from investing activities:
  Cash used for acquisition of Meritus                                                (884,033)
  Capital expenditures                                            (766,921)         (1,249,944)         (1,087,446)
  Proceeds from sale of equipment                                  104,286                                     225
  Decrease in other assets                                         137,120             273,087             125,408
                                                             -------------       -------------       -------------
        Net cash used in investing activities                     (525,515)         (1,860,890)           (961,813)

Cash flows from financing activity:
   Net borrowing (repayments) under
     revolving lines of credit                                    (613,604)          4,046,472             329,085
   Net borrowings on long-term debt                              2,790,465             400,684              12,741
   Net borrowings (repayments) on long-term debt due
     to related parties                                           (674,478)          4,025,515
   Payments of assumed Meritus debt                                                 (4,382,541)
   Net proceeds from issuance of common stock                                                            4,873,548
   Net proceeds from issuance of warrants                        2,700,000
   Debt and stock issue costs                                     (117,500)             35,000             (85,433)
                                                             -------------       -------------       -------------
       Net cash provided by financing activities                 4,084,883           4,125,130           5,129,941
Effect of exchange rate changes on cash                            (43,866)            (14,436)            (26,922)
                                                             -------------       -------------       -------------
Net increase (decrease) in cash                                    106,955            (301,288)            (75,227)
Cash and cash equivalents, beginning of year                       177,682             478,970             554,197
                                                             -------------       -------------       -------------
Cash and cash equivalents, end of year                       $     284,637       $     177,682       $     478,970
                                                             =============       =============       =============

          See accompanying notes to consolidated financial statements.

                                 DSI TOYS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                            ACCUMULATED
                        COMMON STOCK          ADDITIONAL                       OTHER
                   ----------------------      PAID-IN                     COMPREHENSIVE     RETAINED       TREASURY
                      SHARES      AMOUNT       CAPITAL        WARRANTS      INCOME(LOSS)     EARNINGS         STOCK        TOTALS
                   -----------  ----------  -------------    ----------   ---------------  ------------  --------------   ---------
Balance,
 January 31, 1999  8,719,000     $ 87,190    $ 21,162,568  $   102,500      $   14,296     $ 2,155,410    $(22,660,592) $   861,372
 Comprehensive
  income:
  Net income                                                                                 1,280,991                    1,280,991
  Foreign
    currency
    translation
    adjustments
   Net of tax                                                                  (26,922)                                     (26,922)
                                                                                                                        -----------
 Comprehensive
  income                                                                                                                  1,254,069
 Issuance of
  2,458,491
  common shares
  from the treasury                           (15,479,229)                                                  20,479,229    5,000,000
 Options exercised                               (518,189)                                                     621,968      103,779
 Stock issuance
  cost                                           (230,231)                                                                 (230,231)
                   ---------     --------    ------------  -----------      ----------     -----------    ------------  -----------
Balance,
December 31, 1999  8,719,000       87,190       4,934,919      102,500         (12,626)      3,436,401      (1,559,395)   6,988,989
 Comprehensive
  loss:
  Net Loss                                                                                    (848,986)                    (848,986)
  Foreign
   Currency
   translation
   adjustments
   net of tax                                                                  (14,436)                                     (14,436)
                                                                                                                        -----------
 Comprehensive
 Loss                                                                                                                      (863,422)
 Issuance of
  347,365
  common
  shares and
  185,843 common
  shares from the
  treasury           347,365        3,474         238,546                                                    1,559,395    1,801,415
                   ---------     --------    ------------  -----------      ----------     -----------    ------------  -----------
Balance,
December  31,
 2000              9,066,365       90,664       5,173,465      102,500         (27,062)      2,587,415                    7,926,982
 Comprehensive
  loss:
  Net Loss                                                                                  (1,449,518)                  (1,449,518)
  Foreign
   Currency
   translation
   adjustments
   net of tax                                                                  (43,866)                                     (43,866)
                                                                                                                        -----------
 Comprehensive                                                                                                           (1,493,384)
  Loss
 Warrants Issued                                             2,700,000                                                    2,700,000
                   ---------     --------    ------------  -----------      ----------     -----------    ------------  -----------
Balance,
 December  31,
 2001              9,066,365     $ 90,664    $  5,173,465  $ 2,802,500      $  (70,928)    $ 1,137,897    $             $ 9,133,598
                   =========     ========    ============  ===========      ==========     ===========    ============  ===========

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

     FISCAL YEAR

     The Company's fiscal year is the year ending December 31 of the calendar year mentioned. Prior to December 31, 1999, the terms "fiscal year" and "fiscal" refer to January 31 of the following calendar year mentioned (e.g., a reference to fiscal 1998 was a reference to the fiscal year ended January 31, 1999).

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

     INVENTORIES

     Inventories consist of finished goods and supplies and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company provides an allowance for obsolete inventory when appropriate to reflect current market value.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Maintenance and repairs are charged to operations, and replacements or betterments are capitalized. Property or equipment sold, retired, or otherwise disposed of is removed from the accounts, and any gains or losses thereon are included in operations. Depreciation is recorded over the estimated useful lives of the related assets using the straight-line method for molds and leasehold improvements and an accelerated method, which approximates the straight line method, for all other assets.

     DEBT ISSUANCE COSTS AND DEBT DISCOUNT

     Debt issuance costs and debt discount are amortized over the term of the related debt on a straight-line basis.

     ADVERTISING

     The cost of producing media advertising is capitalized as incurred and expensed in the period in which the advertisement is first shown. During interim periods, media communications costs are accrued in relation to sales when the advertising is clearly implicit in the related sales arrangement. In any event, all media communication costs are expensed in the fiscal year incurred. All other advertising costs are expensed in the period incurred. Television advertising expense totaled $2,500,000, $3,621,000 and $275,000 during fiscal 2001, 2000 and 1999, respectively. Prepaid television advertising production costs of $130,000 and $101,000 respectively are included in prepaid expenses at December 31, 2001 and 2000. The Company entered into advertising barter transactions in which the Company recorded $730,000, $529,000 and $311,000 in advertising expenses in fiscal 2001, 2000 and 1999, respectively. In addition, prepaid expenses at December 31, 2000 included $200,000 in bartered, prepaid 2001 print advertising. There is no bartered prepaid advertising expense at December 31, 2001. Management believes these amounts approximate fair value.

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

     CONCENTRATION OF CREDIT RISK AND EXPORT SALES

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company sells its products principally to retail discount stores and toy stores. Five customers comprise a significant portion of the Company's sales (50% in 2001), and therefore, receivables from one or all of these customers may, at any point in time, comprise a large portion of the Company's total receivables, providing an increased concentration of credit risk. Additionally, the customer base is primarily located in the United States, though overall the Company's customer base is large and geographically dispersed across the globe. The Company performs ongoing credit evaluations of its customers to minimize credit risk, and for the majority of its FOB Asia sales, the Company obtains letters of credit from its customers supporting the accounts receivable. (See Note 12).

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

     IMPAIRMENT OF ASSETS

     The Company reviews for the impairment of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Goodwill has been amortized over 20 years using the straight-line method in 2001 and 2000. In 2002, the Company will adopt, Statement of Financial Accounting Standards, No. 142, "Goodwill and Other Intangible Assets", which eliminates amortization of goodwill beginning in January 2002 and requires an annual impairment test based on its estimated fair value, using future discounted cash flow and other factors. The initial valuation will be done as of December 31, 2001, with any impairment recorded in 2002. The Company engaged an independent company to assist in this fair value assessment. Based on this review, at this time an impairment adjustment is not anticipated.

     EARNINGS PER SHARE

     The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all dilutive potential common shares outstanding.

     Stock options and warrants are the only potentially dilutive shares the Company has outstanding at December 31, 2001. The 729,500 shares and 866,500 shares, respectively of common stock options and warrants outstanding were not included in the diluted earnings per share calculation during fiscal 2001 and 2000, because the options and warrants would be anti-dilutive. During fiscal 1999, the Company's warrants, for which the exercise price was less than the average market price of the common shares, were included in the computation of diluted earnings per share, increasing the weighted average number of shares outstanding by 114,439 shares. The Company's remaining 996,500 shares of common stock options and warrants were not included in the calculation because the exercise price of the options and warrants were greater than the average market price of the common shares.

     STOCK-BASED COMPENSATION PLANS

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plans and the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in disclosures regarding the plan.

     RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 141 entitled "BUSINESS COMBINATIONS" was issued in June 2001 and became effective July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition. The pooling-of-interests method of accounting allowed under prior standards, which reflected business combinations using historical financial information, is now prohibited.

     In June 2001, the FASB issued SFAS No. 142 entitled "GOODWILL AND OTHER INTANGIBLE ASSETS" which became effective on January 1, 2002. Existing goodwill will no longer be amortized, but will be tested for impairment using a fair value approach. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than reportable segments. SFAS No. 142 requires the Company to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of the reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. Any impairment loss from the initial adoption of SFAS No. 142 will be recognized as a change in accounting principle. After the initial adoption, the Company will test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management engaged an independent company to assist in valuing the Company's goodwill at December 31, 2001. Based on this review, at this time an impairment adjustment is not anticipated.

     In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Due to the nature of our business, this new accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

     In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and the accounting and reporting provisions of APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF A DISPOSAL OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "CONSOLIDATED FINANCIAL STATEMENTS," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 became effective on January 1, 2002, and interim periods within fiscal 2003, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The Company has not determined the effect, if any, adoption of SFAS No. 144 will have on the financial position and results of operations.

NOTE 3 - ACCOUNTS RECEIVABLE:

     Accounts receivable consist of the following:

                                                              December 31, 2001           December 31, 2000
                                                           ----------------------      -----------------------
      Trade receivables                                      $     12,717,550             $       9,642,883
      Provisions for:
       Discounts and markdowns                                     (1,472,706)                   (1,670,229)
       Return of defective goods                                     (777,294)                   (1,029,771)
       Doubtful accounts                                           (1,700,000)                     (420,000)
                                                             ----------------             -----------------
      Accounts receivable, net                               $      8,767,550             $       6,522,883
                                                             ================             =================

     The 2001 provision for doubtful accounts includes $1,650,000 related to trade receivables due from K-mart Corp., which filed for Chapter 11 bankruptcy on January 22, 2002 (see Note 15).

NOTE 4 - PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                   Estimated useful           December 31, 2001        December 31, 2000
                                                -----------------------     ---------------------    ---------------------
      Molds                                              3 years               $   5,509,743           $     5,175,410
      Equipment, furniture and fixtures                 5-7 years                  1,826,150                 2,030,612
      Leasehold improvements                      10 years or lease term           1,221,473                 1,188,693
      Automobiles                                       3-5 years                     31,678                    83,981
                                                                               -------------           ---------------
                                                                                   8,589,044                 8,478,696
      Less: accumulated depreciation                                              (6,819,760)               (6,063,612)
                                                                               -------------           ---------------
                                                                               $   1,769,284           $     2,415,084
                                                                               =============           ===============

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                                       December 31, 2001          December 31, 2000
                                                    -----------------------    -----------------------
      Trade payables                                   $      3,447,888           $       5,053,214
      Accrued royalties                                       1,512,586                   1,023,633
      Accrued compensation and commissions                      679,540                     714,411
      Other                                                     940,766                   1,110,032
                                                       ----------------          ------------------
                                                       $      6,580,780           $       7,901,290
                                                       ================          ==================

NOTE 6 - NOTES PAYABLE:

     Indebtedness consists of the following:

                                                                   December 31, 2001          December 31, 2000
                                                                -----------------------    -----------------------
      PRIMARY DEBT

      Bank revolving line of credit for $17.5 million with a
         commercial bank, collateralized by all of the
         Company's U.S. accounts receivable, intangibles,
         equipment, fixtures, and inventory, and 65% of
         the common stock of DSI(HK) Limited, principal
         due on March 31, 2004; interest at prime plus
         .75% (5.5% at December 31, 2001)                          $     9,210,390             $      6,419,925

      Revolving bank loan drawn against an $8 million line
         of credit, collateralized by customers' letters of
         credit and $150,000 cash; interest at prime (9.5%
         at December 31, 2000)                                                                        1,631,415

      Short-term loans from 3 banks discounted and
         collateralized by specific customer's letters of
         credit; interest ranging from 4.75% to 5.15%.                   1,080,235

      Other                                                                 40,415                      102,839
                                                                   ---------------             ----------------
                                                                        10,331,040                    8,154,179

      Less: current portion                                              1,120,650                    1,689,911
                                                                   ---------------             ----------------
                                                                   $     9,210,390             $      6,464,268
                                                                   ===============             ================

     The bank revolving credit facility (the "Revolver") includes a $17.5 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, as defined in the agreement. The Revolver matures on March 31, 2004. Interest on borrowings outstanding under the Revolver is payable monthly in arrears at an annual rate equal to prime plus .75%. In addition, an unused line fee at an annual rate equal to .50% applied to the amount by which $17.5 million exceeds the average daily principal balance during the month and a collateral management fee of $2,500 is payable monthly.

     The Revolver contains certain restrictive covenants and conditions among which are prohibition on payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisition of assets, limitations on advances to third parties and compliance with minimum net worth and net income amounts and designation as the "Senior Indebtedness" as relates to the related party debt described below.

     RELATED PARTY DEBT                                                 December 31, 2001            December 31, 2000
     ------------------                                             -----------------------       -----------------------

     Promissory Note of $1,690,000 to Walter S. and
     Susan Reiling, collateralized by a $868,000 Letter
     of Credit, subordinated to other debt, payable in
     quarterly installments of $108,500 through January 7,
     2005; including interest at 10.0375%.                              $     1,191,037                $      1,415,515

     Promissory Note of $5,000,000 to MVII, Inc.,
     subordinated to the Revolver, payable in monthly
     installments of $75,000 through July 2004 plus
     interest at prime plus 2% (6.75% at December 31, 2001).
     Additionally, under certain conditions as
     stipulated by the Revolver a $300,000 payment may be
     made on March 31 each year.                                              3,850,000                       4,300,000
                                                                        ---------------                ----------------
                                                                              5,041,037                       5,715,515
     Less:  current portion                                                   1,751,485                       1,424,478
                                                                        ---------------                ----------------
                                                                        $     3,289,552                $      4,291,037
                                                                        ---------------                ----------------

     The $868,000 Letter of Credit collateralizing the $1,690,000 promissory note, is provided for the benefit of the Company by MVII. Expense associated with the letter of credit are reimbursed to MVII by the Company. Payment to MVII on the $5,000,000 promissory note is subject to the terms of a subordination agreement between MVII and the Revolver bank, which places restrictions on payment to MVII, based on the borrowing capacity available to the Company under the Revolver.

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

NOTE 7 - INCOME TAXES:

     The components of income (loss) before provision for (benefit from) income taxes by fiscal year were as follows:

                                            2001                  2000                 1999
                                     ------------------    ------------------    ------------------
      Domestic                         $   (3,908,923)       $   (4,167,128)       $    (408,523)
      Foreign                               2,850,308             2,840,694            2,558,119
                                       --------------        --------------        -------------
                                       $   (1,058,615)       $   (1,326,434)       $   2,149,596
                                       --------------        --------------        -------------

     The provision for income taxes (benefit) by fiscal year is as follows:

                                             2001                  2000                  1999
                                      ------------------    ------------------    ------------------
      Current:
         Federal                                                                   $   (106,641)
         Foreign                              363,992          $  324,473               253,829
                                         ------------          ----------          ------------
                                              363,992             324,473               147,188
                                         ------------          ----------          ------------

      Deferred:
         Federal                              (40,000)           (949,000)              702,000
         Foreign                               66,911             147,079                19,417
                                         ------------          ----------          ------------
                                               26,911            (801,921)              721,417
                                         ------------          ----------          ------------
                                         $    390,903          $ (477,448)         $    868,605
                                         ------------          ----------          ------------

     The difference between income taxes (benefit) at the statutory federal and the effective income tax rates by fiscal year is as follows:

                                                                 2001                 2000                  1999
                                                          -----------------     ----------------      ----------------
      Taxes (benefit) computed at statutory rate            $   (359,929)         $  (450,987)          $   734,000
      Expired foreign tax credits                                                                            44,000
      U.S. Permanent items                                       191,002              190,256
      Split Dollar Life Insurance                                                    (592,577)
      Reserve against foreign tax credits                        566,474              371,654                87,000
      Other, net                                                  (6,644)               4,206                 3,605
                                                            ------------          -----------           -----------
                                                            $    390,903          $  (477,448)          $   868,605
                                                            ------------          -----------           -----------

     Deferred tax assets (liabilities) are comprised of the following:

                                                                                December 31, 2001         December 31, 2000
                                                                              ---------------------     ---------------------
      Net operating loss carry forward                                          $     610,000             $   1,179,000
      Allowance for doubtful accounts                                                 578,000                   136,000
      Inventory valuation adjustments                                                  29,000                    38,000
      Depreciation                                                                    259,000                   135,000
      Accruals for inventory returns and markdowns                                    133,000                   169,000
      Foreign and alternative minimum tax credits                                   1,753,000                 1,636,000
      Other                                                                            57,000                    64,000
                                                                                -------------             -------------
          Gross deferred tax assets                                                 3,419,000                 3,357,000
      Less valuation allowance                                                       (566,000)                 (372,000)
                                                                                -------------             -------------
      Net deferred tax assets                                                       2,853,000                 2,985,000
                                                                                -------------             -------------
      Unremitted earnings of foreign subsidiary                                      (648,000)                 (820,000)
      Depreciation                                                                   (156,642)                 (188,849)
      Other                                                                           (99,118)
                                                                                -------------             -------------
          Gross deferred tax liabilities                                             (903,760)               (1,008,849)
                                                                                -------------             -------------
      Net deferred tax assets (liabilities)                                     $   1,949,240             $   1,976,151
                                                                                -------------             -------------

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

     At December 31, 2001, the Company has approximately $1,671,000 in foreign tax credit carryforwards which expire between December 31, 2001 through December 31, 2006. The Company also has approximately $82,000 in alternative minimum tax credit carryforwards which do not expire. With the exception of approximately $566,000 of foreign tax credits expiring during the tax year December 31, 2002, the Company believes that the foreign and alternative minimum tax credit carryforwards will be available to reduce future federal income tax liabilities, and has recorded the related tax benefit as a non-current deferred tax asset. The Company has federal net operating loss carryforwards (NOL) of approximately $610,000 which expire in 2020. The Company's state net operating loss carryforward is not significant. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its foreign tax credit and NOL carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

NOTE 8 - EMPLOYEE BENEFIT PLAN:

     The Company maintains a 401(k) Plan (the Plan) for the benefit of its U.S. employees. The Company may, at its discretion, provide funds to match employee contributions to the Plan. The Company contributed approximately $63,000, $54,000 and $27,000 in fiscal 2001, 2000 and 1999, respectively, as employer matching contributions to employee contributions.

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

     On March 19, 2001, the Company issued to MVII an Investment Warrant to acquire 1.8 million shares of the Company's Common Stock at a purchase price of $2.7 million. The Investment Warrant is exercisable, in whole or in part, for a ten-year period beginning June 4, 2002. Proceeds from the sale of the Investment Warrant were used by the Company for current working capital.

     In May 1997, the Board adopted the DSI Toys, Inc. 1997 Stock Option Plan (the 1997 Plan) whereby certain employees may be granted stock options, appreciation rights or awards related to the Company's common stock. Additionally, the Company may grant nonstatutory stock options (as defined in the 1997 Plan) to nonemployee board members. The Board authorized 600,000 shares to be available for grant pursuant to the 1997 Plan. Options expire no later than ten years from the date of grant.

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

     In May 2000, the 1997 Plan was amended to authorize 1,200,000 shares to be available for grant.

     A summary of the option activity under the 1997 Plan, as amended, follows:

                                                                 Number of              Weighted Average
                                                            Outstanding Options           Option Price
                                                          ----------------------     ---------------------
     Options outstanding at January 31, 1999                      603,000              $     7.10
       Granted                                                    685,500                    3.13
       Exercised                                                  (74,666)                   1.39
       Surrendered                                               (467,334)                   7.73
                                                                 --------
     Options outstanding at December 31, 1999                     746,500                    3.63
       Granted                                                    142,500                    3.19
       Surrendered                                                (22,500)                   5.40
                                                                 --------
     Options outstanding at December 31, 2000                     866,500                    3.51
       Granted                                                    103,000                    3.13
       Surrendered                                               (240,000)                   3.29
                                                                 --------
     Options outstanding at December 31, 2001                     729,500              $     3.55
                                                                 --------

     The weighted average fair value at date of grant for options granted during fiscal 2001, 2000 and 1999 was $3.13, $3.19 and $3.13 respectively. Vesting periods for options granted range from immediate to seven years from the date of grant in increments between 5% and 90% per year.

     Options outstanding at December 31, 2001 are as follows:

                                         Weighted          Weighted                          Weighted
                        Number of        Average            Average          Number of       Average
                       Outstanding       Exercise          Remaining        Exercisable      Exercise
   Option Price          Options          Price        Contractual Life       Options          Price
-----------------    --------------- --------------- -------------------- --------------- ---------------
  $3.125 - 3.49        667,500            $  3.14            8                  225,300        $ 3.13
   8.00                 62,000            $  8.00            6                   18,800        $ 8.00
                       -------                                                  -------
                       729,500                                                  244,100
                       -------                                                  -------

     The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized by the Company for this plan. The following unaudited pro forma data is calculated as if compensation cost for the 1997 Plan was determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123 for fiscal years 2001, 2000 and 1999:

                                                                    2001              2000               1999
                                                              ----------------  ----------------   ----------------
Pro forma net earnings (loss)                                  $  (1,769,418)     $ (1,089,412)       $ 1,000,150
Pro forma basic earnings (loss) per common share               $       (0.20)     $      (0.12)       $      0.13
Pro forma diluted earnings (loss) per common share             $       (0.20)     $      (0.12)       $      0.13

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-repricing model with the following weighted average assumptions used for grants in fiscal 2001, 2000 and 1999: expected volatility of 80% in fiscal 2001, 80% in fiscal 2000 and 104% in fiscal 1999, risk-free interest rate of 4.64% to 6.37%, no dividend yield and an expected life of seven years.

NOTE 10 - RELATED PARTY TRANSACTIONS:

     The Company leases its office and warehouse in Houston from an entity owned by the previous sole shareholder of the Company. Rent expense on these leases was approximately $367,000, $325,000 and $199,000 respectively for fiscal 2001, 2000, and 1999. Management believes that the rental rates approximate fair market value.

     On June 11, 1999, the Company entered into a consulting agreement with a director (and former CEO), for a term of three years. Compensation for the three year term is $450,000 payable in equal monthly installments of $12,500.

     On January 7, 2000, the Company borrowed $5,000,000 from MVII, LLC (a California limited liability company controlled by the Chairman, and including certain other directors) evidenced by a Promissory Note. The Note, which bears interest at a rate of prime plus 2% per annum, requires monthly interest payments from the date of the Note and principal payments beginning June 1, 2000, subject to subordination terms of the Revolver (see Note 6).

     On March 6, 2002, pursuant to the terms of the Revolver and the MVII Note, the Company reborrowed $500,000 of the original principal that the Company had paid on the MVII Note. The proceeds were used to finance normal business operations of the Company.

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

     The Company leases its facilities under various operating leases which expire from 2001 to 2010. Rent expense, including amounts paid to a related party, for fiscal 2001, 2000, and 1999 amounted to $966,971, $1,008,183 and
$573,000, respectively. Aggregate minimum rental commitments under non-cancelable leases are as follows for the specified fiscal years:


     2002                                                         872,929
     2003                                                         270,759
     2004                                                         167,316
     2005                                                         167,316
     2006                                                         167,316
     Thereafter thru 2010                                         557,720
                                                           ---------------------
                                                            $   2,203,356
                                                           =====================

     The lease for the Company's primary executive offices, showroom and warehouse expires August 31, 2002. The Company is in negotiations to lease for about five years approximately 16,000 square feet of office space in Houston, Texas for executive offices, showroom and consumer services. The Company anticipates occupying its new offices on August 1, 2002.

     The Company is in negotiations to lease approximately 75,000 square feet of warehouse space in Fife, Washington. The Company anticipates signing the lease in June, 2002.

     Royalty expense under licensing agreements aggregated approximately $3,310,000, $2,989,000 and $1,829,000, in fiscal 2001, 2000 and 1999, respectively. At December 31, 2001, minimum guaranteed royalties payable under these agreements of $150,000 in fiscal 2002 and $225,000 through 2003, are included in accrued royalties payable and prepaid expenses and other assets.

     The Company has employment agreements with executives at December 31, 2001 that aggregate $750,000, are adjusted annually by the CPI change, and expire in the next 15-35 months.

     In fiscal 2000, the Company terminated its obligations for current and future insurance premium payments on certain life insurance policies. In prior years, the Company paid premiums for the policies owned by the Tommy and JoBeth Moss Joint Life Insurance Trust, (the "Trust"), and was entitled to repayment of the advanced premiums, plus related cumulative interest, upon the death of JoBeth Moss. The Company agreed to forgo the cumulative amounts due the Company in exchange for the Trust extinguishing the future obligations for insurance premium payments. The premiums recorded for general and administrative expense in 1999 were approximately $243,000.

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

     Financial information for fiscal 2001, 2000, and 1999 for the U.S. and Hong Kong operations is as follows:

                                                       United States           Hong Kong            Consolidated
                                                    -------------------   -------------------   -------------------
      FISCAL 2001:
       Net sales                                     $    31,859,743        $   36,046,666        $    67,906,409
       Operating income (loss)                              (632,616)              450,564               (182,052)
       Depreciation expense                                  469,033               865,359              1,334,392
       Capital expenditures                                  121,657               645,264                766,921
       Total assets at fiscal year end               $    27,622,660        $    3,690,075        $    31,312,735
      FISCAL 2000:
       Net sales                                     $    27,147,848        $   43,290,683        $    70,438,531
       Operating income (loss)                              (682,572)              633,386                (49,186)
       Depreciation expense                                  733,186               818,446              1,551,632
       Capital expenditures                                  237,752             1,012,192              1,249,944
       Total assets at fiscal year end               $    26,528,128        $    3,471,012        $    29,999,140
      FISCAL 1999:
       Net sales                                     $    16,419,628        $   31,140,396        $    47,560,024
       Operating income (loss)                            (1,527,874)            4,139,162              2,665,288
       Depreciation expense                                  265,790               463,161                728,951
       Capital expenditures                                  256,354               831,092              1,087,446
       Total assets at fiscal year end               $    11,134,140        $    3,893,226        $    15,027,366

     Sales to major customers that exceeded 10% of the Company's total net sales consist of the following for the specified fiscal years (See Note 15):

                                           2001                 2000                 1999
                                     -----------------    ----------------    -----------------
      Wal-Mart                              21%                  18%                  21%

      Kmart                                 10%

      Toys "R" Us                                                12%

     Approximately 17% of the Company's sales were exports to foreign countries during fiscal 2001, and 19% and 23% during fiscal 2000 and 1999, respectively.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION:

        Additional cash flow information by fiscal year is as follows:

                                                                2001                2000                1999
                                                           ---------------   ------------------   ---------------
      Cash paid (received) for:

        Interest                                             $  1,107,486      $    1,104,296        $  334,932

        Income taxes                                         $    385,926      $      753,199        $   (8,636)

      Noncash activities included in the following:

        Accounts receivable write-offs (recoveries)          $    438,089      $      (11,769)       $    2,777

        Acquisition of Meritus:
          Property, plant and equipment acquired                               $     (748,730)
          Accounts receivable and other assets acquired                              (838,563)
          Liabilities assumed                                                       7,475,172
          Note payable issued to the Sellers                                        1,690,000
          Common stock issued (including treasury shares)                           1,801,415
          Goodwill resulting from Meritus acquisition                             (10,263,327)
                                                                               --------------
          Net cash paid for Meritus acquisition                                $     (884,033)
                                                                               ==============

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                        FISCAL QUARTER ENDED
                                                   -----------------------------------------------------------------
                                                       3/31/01         6/30/01          9/30/01         12/31/01
                                                  ---------------- --------------- ---------------- ----------------
     Net sales                                     $   6,721,223    $  9,416,184    $  29,927,783    $ 21,841,219

     Operating income (loss)                          (2,188,188)     (2,070,282)       3,531,705         544,713

     Income (loss) before income taxes                (2,421,792)     (2,314,578)       3,312,353         365,402

     Net income (loss)                                (1,549,947)     (1,481,330)       1,981,289        (399,530)

     Basic earnings (loss) per share               $       (0.17)   $      (0.16)   $        0.22    $      (0.04)

     Diluted earnings (loss) per share             $       (0.17)   $      (0.16)   $        0.22    $      (0.04)

                                                                        FISCAL QUARTER ENDED
                                                   ------------------------------------------------------------------
                                                       3/31/00         6/30/00           9/30/00         12/31/00
                                                   --------------- ----------------  --------------- ----------------
     Net sales                                       $ 6,914,462     $ 13,582,505      $29,915,591     $ 20,025,973

     Operating income (loss)                          (1,735,467)         362,744        2,598,974       (1,275,437)

     Income (loss) before income taxes                (1,995,260)           3,287        2,312,891       (1,647,352)

     Net income (loss)                                (1,276,913)           2,049        1,480,251       (1,054,373)

     Basic earnings (loss) per share                 $     (0.14)    $       0.00      $      0.16     $      (0.12)

     Diluted earnings (loss) per share               $     (0.14)    $       0.00      $      0.16     $      (0.12)
                                                   ------------------------------------------------------------------

                                                                         FISCAL QUARTER ENDED
                                                   ------------------------------------------------------------------
                                                       4/30/99          7/31/99          10/31/99        12/31/99
                                                   --------------- ----------------  ---------------- ---------------
     Net sales                                       $ 3,927,695     $ 14,646,943      $ 22,466,132     $ 6,519,254

     Operating income (loss)                            (631,394)         472,609         2,867,621         (43,548)

     Income (loss) before income taxes                  (741,246)         373,555         2,672,381        (155,094)

     Net income (loss)                                  (498,285)         215,188         1,686,437        (122,349)

     Basic earnings (loss) per share                 $     (0.08)    $       0.03      $       0.20     $     (0.01)

     Diluted earnings (loss) per share               $     (0.08)    $       0.03      $       0.19     $     (0.01)

NOTE 15 - SUBSEQUENT EVENTS

     On January 22, 2002, the Kmart Corporation (Kmart) filed for Chapter 11 bankruptcy. At December 31, 2001, the Company's receivables included $1,653,548 due from Kmart, all of which were still outstanding at the date of filing. Based on the listing of Kmart's unsecured debt and financial position contained in the filing, the Company does not anticipate that any of the outstanding balance will be recovered. Accordingly, the Company has recorded an allowance for doubtful accounts in 2001 equal to the entire December 31, 2001 Kmart outstanding balance, or $1,653,548.

     Kmart was the Company's second largest customer in 2001, comprising 10% of sales. Kmart is requiring normal trade terms from companies desiring to do business with them in 2002, offering a second-priority lien or "Trade Creditor Lien" in Kmart's owned merchandise inventory. Due to Kmart's market share, the Company has accepted this lien position and will sell to Kmart in 2002.

     On March 6, 2002, pursuant to the terms of the Revolver and the MVII Note, the Company reborrowed $500,000 of the original principal that the Company paid on the MVII Note. The proceeds were used to finance normal business operations of the Company.

     As of December 31, 2001, the Company and Sunrock amended the Revolver to revise the future covenants and restrictions required by the Revolver. Management believes the Company will be able to maintain compliance with such covenants in the future.

NOTE 16 - BUSINESS COMBINATION

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

     The acquisition was accounted for utilizing the purchase method; therefore the Company recorded the acquired assets at their estimated fair market value. Goodwill generated by the transaction has been amortized over 20 years using the straight-line method in 2001 and 2000. In 2002, and thereafter the market value of the goodwill will be evaluated annually and an impairment charge recorded if appropriate in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

     Commensurate with the merger, the Company borrowed $5,000,000 from MVII, LLC, a California limited liability company controlled by E. Thomas Martin ("MVII"), evidenced by a promissory note dated January 7, 2000. The proceeds from the note were used for the payment of the Meritus debt discussed above.

     PRO FORMA RESULTS OF OPERATIONS

     Presented below is a pro forma statement of operations for fiscal year ended December 1999. The proforma reflects the combined operations of the Company and Meritus as if the merger of the Company and Meritus occurred on January 1, 1998.

                                                                                    FISCAL 1999
                                                         -----------------------------------------------------------------
                                                                DSI                  MERITUS                COMBINED
                                                                                   (UNAUDITED)             (UNAUDITED)
                                                         -------------------    ------------------    --------------------
      Net sales                                           $    47,560,024         $  15,813,170         $     63,373,194

      Net income (loss)                                   $     1,280,991         $  (2,000,870)        $       (719,879)

      Basic earnings per share
       Earnings per shares                                $          0.17                               $          (0.09)
       Weighted average shares outstanding                $     7,688,964                                      8,222,172

      Diluted earnings per share
       Earnings per share                                 $          0.16                               $          (0.09)
       Weighted average shares outstanding                $     7,803,403                                      8,336,611

                          DSI TOYS, INC. AND SUBSIDIARY

          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (SCHEDULE II)

                                 (IN THOUSANDS)

                       Balance   Charged                 Balance    Charged               Balance    Charged               Balance
                         at      to costs                  at       to costs                at       to costs                at
                       January     and                   December     and                 December     and                 December
   Description         31, 1999  expenses   Deductions   31, 1999   expenses  Deductions  31, 2000   expenses  Deductions   31, 2001
   -----------         --------  --------   ----------   --------   --------  ----------  --------   --------  ----------  --------
Reserves deducted
 from assets:

  Trade receivables       123        66          (3)        186        222          12       420      1,718        (438)      1,700

  Discounts and
   markdowns            1,384     1,041      (1,696)        729      1,339        (398)    1,670      1,558      (1,755)      1,473

  Return of
   defective goods        408     2,400      (1,726)      1,082      1,837      (1,889)    1,030      1,012      (1,265)        777

  Inventory                         100                     100        379        (129)      350        412        (392)        370
                        -----     -----      ------       -----      -----   ----------    -----      -----      ------       -----
                        1,915     3,607      (3,425)      2,097      3,777      (2,404)    3,470      4,700      (3,850)      4,320
                        =====     =====      ======       =====      =====   ==========    =====      =====      ======       =====

                                  EXHIBIT INDEX

        2.1 Articles/Certificate of Merger of Meritus Industries, Inc. into the Company, dated January 7, 2000 (filed as Exhibit 2.2 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

        3.1    Amended and Restated Articles of Incorporation of the Company.
               (1)

        3.1.1 Amendment to Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1.1 to the Company's Form 10-Q for the quarterly period ended April 30, 1999), incorporated herein by reference. (3)

        3.2    Amended and Restated Bylaws of the Company. (1)

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

        4.2 Form of Warrant Agreement among the Company and Representatives to purchase 250,000 shares of common stock. (1)

        4.3 Common Stock Purchase Warrant No. A-1 dated December 11, 1995, issued to Hibernia Corporation to purchase 388,888 shares of common stock. (1)

        4.4 Registration Rights Agreement by and between the Company and Hibernia Corporation. (1)

        4.5 Registration Rights Agreement by and between the Registrant and Tommy Moss. (1)

        4.6 Form of Investment Warrant by and between the Company and MVII, LLC, dated March 19, 2001(filed as Exhibit 4.6 to the Company's Form 10-K for the fiscal year ended December 31, 2000), incorporated herein by reference.

        4.7 Registration Rights Agreement by and between the Company and MVII, LLC, dated March 19, 2001 (files as Exhibit 4.7 to the Company's Form 10-K for the fiscal year ended December 31, 2000), incorporated herein by reference.

        4.8* Amended and Restated Investment Warrant by and between the Company and MVII, LLC, dated January 31, 2002.

        4.9* Amended and Restated Registration Rights Agreement by and between the Company and MVII, LLC dated January 31, 2002.

        10.1   1997 Stock Option Plan. (1)

        10.2 Agreement for Sale of Stock between Rosie Acquisition, L.L.C. and DSI Acquisition, Inc. and Diversified Specialists, Inc. and Tommy Moss, dated December 11, 1995. (1)

        10.3 Employment Agreement dated December 11, 1995 by and between the Company and M.D. Davis. (1)

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

        10.41 Employment Agreement dated June 17, 1999 by and between the Company and Michael J. Lyden. (4)

        10.42 Employment Agreement dated June 1, 1999, by and between the Company and Joseph S. Whitaker. (4)

        10.43  Amendment to 1997 Stock Option Plan dated May 24, 1999. (4)

        10.44 Restated Employment Agreement dated December 31, 1999, by and between DSI(HK) Limited and Yau Wing Kong (filed as Exhibit 10/44 to the Company's Form 10-K for the 11 month period ended December 31, 1999), and incorporated herein by reference.

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

        10.57 Amendment No. 4 dated March 30, 2001, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.57 to the Company's Form 10-K for the annual period ended December 31, 2000), incorporated herein by reference.

        10.58 Employment Agreement dated April 1, 2001, but executed April 23, 2001, by and between the Company and Gregory A. Barth (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended March 31, 2001), incorporated herein by reference.

        10.59 Amendment No. 5 to Loan and Security Agreement, dated August 13, 2001, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 2001), incorporated herein by reference.

        10.60 Amendment No. 6 to Loan and Security Agreement, dated August 13, 2001, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended June 30, 2001), incorporated herein by reference.

        10.61* First Amendment to Employment Agreement by and between the Company and Joseph S. Whitaker, dated December 1, 2001.

        10.62* Line of Credit Facility with Dao Heng Bank Limited evidencing a
               $6,000,000 line of credit, dated December 4, 2001.

        10.63* Memorandum of Re-borrowing of Principal by and between the Company and MVII, LLC, dated March 6, 2002.

        10.64* Amendment No. 7 dated March 20, 2002, to Loan and Security
               Agreement by and between Sunrock Capital Corp. and the Company.

        10.65* Unconditional Guaranty Agreement dated March 20, 2002, by the
               Company and Dao Heng Bank Limited.

        10.66* Amendment No. 8 dated March 29, 2002, to Loan and Security
               Agreement by and between Sunrock Capital Corp. and the Company.

        21*    Subsidiaries.

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