Form 10-K/A
period 2001-12-31
DSI TOYS INC
filed 2002-04-30
CIK 1034257

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

                                 TABLE OF CONTENTS


                                                                                                                Page
Part III.

Item 10.   Directors and Executive Officers of the Registrant .................................................... 1

Item 11.   Executive Compensation................................................................................. 3

Item 12.   Security Ownership of Certain Beneficial Owners and Management......................................... 8

Item 13.   Certain Relationships and Related Transactions......................................................... 9

Signatures ...................................................................................................... 11

Index to Exhibits............................................................................................... E-1

      This Amendment on Form 10-K/A (this "Amendment") is being filed in order to amend Part III of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002 ("Form 10-K") to include the information required by Item 10 - Directors and Executive Officers of the Registrant, relating only to members of the Company's Board of Directors; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; and Item 13 - Certain Relationships and Related Transactions.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by Item 10 relating to the Executive Officers of the Company appears under the heading "Executive Officers of the Registrant" in Part I of the Company's Form 10-K, and is hereby incorporated by reference. Below is a summary of the directors as of April 1, 2002 and their principal business for the last five years.

      The Company's Board of Directors consists of eight positions (there is one vacant position), divided into three classes: Class I (two directors), Class II (two directors) and Class III (three directors). The Class I positions were elected at the Annual Meeting in 2001. The Class II and III positions will be due for nomination and election at the annual meetings of shareholders to be held in 2002 and 2003, respectively.

      Pursuant to the terms of a Shareholders' and Voting Agreement dated April 15, 1999 (the "Voting Agreement"), among the Company, M.D. Davis, Barry Conrad, Joseph Matlock, Douglas Smith and Rust Capital, Ltd., a Texas limited partnership, (the "DSI Group") and MVII, LLC, a California limited liability company ("MVII"), the DSI Group is entitled to nominate two of the directors of the Company, and MVII is entitled to nominate the remaining directors of the Company. Further, each member of the DSI Group has given MVII an irrevocable proxy to vote his or its respective shares of Common Stock of the Company for MVII's nominees for director, and MVII is obligated under the Voting Agreement to vote its shares of Common Stock of the Company for the nominees of the DSI Group.

      In addition, pursuant to the terms of a Shareholders' and Voting Agreement dated January 7, 2000 (the "Reiling Voting Agreement"), among the Company, MVII and Susan and Walter Reiling (the "Reilings"), the number of directors of the Company was increased by one to the then current number of seven directors, and the Reilings were entitled to nominate Mr. Reiling to fill the newly-created director position. Mr. Reiling was appointed to the Board of Directors on February 1, 2000, and was subsequently elected to his current term by the shareholders at the 2000 Annual Meeting of Shareholders. The Reilings also have given MVII an irrevocable proxy to vote their shares of Common Stock of the Company for MVII's nominees for director, and MVII is obligated under the Reiling Voting Agreement to vote its shares of Common Stock of the Company for the Reilings' nominee.

      By action of the Board of Directors, pursuant to the Bylaws of the Company, on September 12, 2000, the number of directors was increased to eight. In accordance with the Voting Agreement, Michael J. Lyden was nominated by MVII to fill the newly created directorship. Mr. Lyden resigned his position as director, chief executive officer and president on October 12, 2001.

      Messrs. Burke and McSorley were previously nominated by MVII pursuant to the Voting Agreement, in addition to E. Thomas Martin and Joseph S. Whitaker. Messrs. Davis and Matlock were previously nominated by the DSI Group pursuant to the terms of the Voting Agreement.

                                CLASS I DIRECTORS

      ROBERT L. BURKE, 58, has served as a director of the Company since June 1, 1999. After a successful career in the financial business arena, pursuant to which Mr. Burke held various positions including as officer of Security Pacific Bank, a Registered Representative with Bache & Company (now Prudential Bache), Sales Manager of Beverly Sales, Inc., Vice President of Calmark Asset Management, Inc., and President of Continental Western Securities, Inc., he returned to school and earned a Masters Degree in Education in 1993. From 1993 until his retirement in 1999, he was an educator with the Lake Oswego School District in Lake Oswego, Oregon. He is the Chairman of the Audit Committee and a member of the Compensation Committee.

      JOHN MCSORLEY, 56, has served as a director of the Company since June 1, 1999. From March 1997 to the present, he has served as President of Double Bogey, LLC, a California limited liability company based in San Rafael, California, that is engaged in the investment of private capital. From November 1989 to October 1996, Mr. McSorley served as Chief Operating Officer and General Partner of BayCom Partners LP, a California limited partnership engaged in the ownership of radio stations in California and Oregon. Double Bogey, LLC owns a 2.22% membership interest in MVII. Mr. McSorley is the Chairman of the Compensation Committee and a member of the Audit Committee.

                               CLASS II DIRECTORS

      E. THOMAS MARTIN, 58, has served as the Chairman of the Board of the Company since June 1, 1999. He is the sole Manager and President of MVII. Mr. Martin is President of Martin Resorts, Inc., a private California corporation which owns and operates coastal hotels in California. Mr. Martin was the Chief Executive Officer and a partner in Martin & MacFarlane, Inc. and Martin Media, L.P., national outdoor advertising companies, until their sale to Chancellor Media in September of 1998. Mr. Martin also manages various real estate ventures. He is the Chairman of the Executive Committee.

      JOSEPH S. WHITAKER, 61, has served as a director since June 1, 1999, and President and Chief Executive Officer since December 1, 2001. He joined the Company on June 1, 1999 as Senior Vice President, New Business Development. He also serves as Vice President of, and owns less than a 1% membership interest in MVII. For the five years prior to joining the Company, Mr. Whitaker operated a consulting business in La Jolla, California, providing services related to marketing, licensing and product development to the toy industry.

                               CLASS III DIRECTORS

      M. D. DAVIS, 67, has served as a director of the Company since December 11, 1995. He served as the Chairman of the Board and Chief Executive Officer of the Company from December 1995 through June 1, 1999. Mr. Davis also provides consulting services to the Company. He is a member of the Executive Committee.

      JOSEPH N. MATLOCK, 54, has served as a director of the Company since December 11, 1995. From January 1996 to March 1998, Mr. Matlock served as Executive Vice President and Director of Business and Community Relations for Bank of America. In September 1995, he founded Afford America, Inc., which provides housing for low-income families, and has served as its President since its inception. Mr. Matlock is a partner and director of the Privet
Fund, a late stage technology investment partnership. Since November 2001, he has been the chief executive officer of Ensignia, a medical technology company. He is a member of the Audit Committee and the Compensation Committee.

      WALTER S. REILING, 67, has served as a director of the Company since February 1, 2000. Mr. Reiling has 45 years of experience in the toy industry and founded Meritus Industries, Inc. ("Meritus"), a toy company, in 1981. Mr. Reiling served as the principal manager of Meritus from its formation until its acquisition by the Company on January 7, 2000. He is a member of the Executive Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Of the current members of the Compensation Committee, Mr. McSorley and Mr. Burke have served on such committee since June 1, 1999, and Mr. Matlock has served on such committee since January 23, 1996. At no time was an officer or employee of the Company a member of the Company's Compensation Committee. No member of the Board of Directors of the Company or the Compensation Committee serves as a member of the board of directors or compensation committee of an entity that has one or more executive officers serving as a member of the Company's Board of Directors or the Company's Compensation Committee.

DIRECTOR COMPENSATION

      ANNUAL RETAINER AND OTHER FEES AND EXPENSES. Directors are paid an annual retainer of $15,000. The Company also reimburses directors for travel, lodging and related expenses they incur in attending Board and committee meetings.

      NON-EMPLOYEE DIRECTOR STOCK OPTIONS. Under the DSI Toys, Inc. 1997 Stock Option Plan (the "Stock Option Plan"), which was approved and ratified by shareholders on May 1, 1997, non-employee directors may, from time to time at the discretion of the Compensation Committee, receive a grant of an option to purchase shares of Common Stock of the Company. The options are granted at an exercise price as determined by the Compensation Committee and are exercisable, as determined by the committee, from time to time over a period of ten years from grant date, unless sooner terminated as described in the Stock Option Plan.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's directors, certain of its officers and persons who own more than 10 percent of the Company's Common Stock, to file with the Commission reports of ownership and changes in ownership of such stock. Such directors, officers and greater than 10% shareholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from the reporting persons that no other reports were required, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its directors, officers, and greater than 10% shareholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                      REPORT OF THE COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

    The Compensation Committee (the "Committee") of the Board of Directors is currently composed entirely of outside, non-employee directors. The Committee reviews and sets the compensation levels of the Company's Chief Executive Officer ("CEO") and other executive officers, evaluates the performance of management, considers management succession and related matters, and administers the Stock Option Plan. All decisions by the Committee relating to the compensation of executive officers are reviewed by the full Board.

    The Committee considers information with respect to the reasonableness of compensation paid to senior officers of the Company, as well as all employees of the Company and its subsidiaries in managerial positions. The Committee also takes into account how compensation compares to compensation paid by competitors in the Company's industry as well as the performance of the Company.

COMPENSATION POLICIES AND PROGRAMS

    The compensation policies of the Company, set by management and supported by the Committee, focus on enhancing shareholder value. Specific policies are designed to attract, motivate and retain persons of high quality who will have the skill, training and dedication to assist the Company in achieving its corporate goals. The executive compensation program for fiscal 2001 consisted of two elements: base salary, and long-term incentive compensation through the granting of stock options pursuant to the Stock
Option Plan.

    BASE SALARY: Base salary for executive officers is determined principally by competitive factors and the marketplace. The policy of the Committee is generally to set base salary levels for positions at approximately the median levels determined from survey information for positions deemed comparable by the Committee.

    LONG-TERM INCENTIVE COMPENSATION: The Company uses stock options as a means of furnishing longer-term incentives to officers and other employees of the Company and its subsidiary. Under the Stock Option Plan, the Company has flexibility in granting directors, officers and employees options to acquire shares of the Company's Common Stock.

    During fiscal year 2001, no named executive officers listed in the Summary Compensation Table were granted stock options.

FISCAL 2001 COMPENSATION OF CEO

    The 2001 base salary of the CEO and President, Mr. Joseph S. Whitaker, was calculated at the rate of $99,744 per annum through May 31, 2001, at the rate of $102,936 from June 1, 2001 through November 30, 2001, and at the rate of $180,000 per annum from December 1, 2001, through year end. Mr. Whitaker was Senior Vice President, New Business Development prior to becoming CEO and President on December 1, 2001. The base salary is established pursuant to an employment agreement between Mr. Whitaker and the Company that became effective on June 10, 1999 and was amended effective December 1, 2001. The employment agreement expires on November 30, 2004. The compensation provided for in the employment agreement was based upon the duties and time commitment of the offices assumed by Mr. Whitaker as set forth in the agreement.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

    Section 162(m) of the Internal Revenue Code contains provisions which could limit the deductibility of certain compensation payments to the Company's executive officers. The Company believes that any compensation realized in connection with the exercise of stock options granted by the Company will continue to be deductible as performance-based compensation. The policy of the Company is to design its compensation programs generally to preserve the tax deductibility of compensation paid to its executive officers. The Committee could determine, however, taking into consideration the burdens of compliance with Section 162(m) and other relevant facts and circumstances, to pay compensation that is not fully deductible if the Committee believes such payments are in the Company's best interests.

SUMMARY

    The members of the Committee believe that linking executive compensation to corporate performance results in a better alignment of compensation with corporate goals and shareholder interests. As performance goals are met or exceeded, resulting in increased value to shareholders, executive officers are to be rewarded commensurately. The members of the Committee believe that compensation levels during fiscal 2001 adequately reflect the compensation goals and policies of the Company. Certain executive compensation increases were announced and became effective on January 1, 2002, and by contract, certain other executive compensation increases will take effect on April 2, 2002, and December 1, 2002. No other executive compensation increases are planned for fiscal 2002.

                                               John McSorley, Chairman
                                               Robert L. Burke
                                               Joseph N. Matlock

                            COMPENSATION OF CERTAIN NAMED EXECUTIVE OFFICERS

    The following table sets forth certain summary information concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and certain other executive officers of the Company as of December 31, 2001, for the years indicated.

                                                                                 LONG-TERM
                                              ANNUAL COMPENSATION              COMPENSATION
                                      -----------------------------------      ------------
                                                                                   STOCK
                                                                OTHER             OPTION
    NAME AND              FISCAL                                ANNUAL          (NUMBER OF      ALL OTHER
PRINCIPAL POSITION         YEAR       SALARY       BONUS     COMPENSATION       SHARES)(1)    COMPENSATION
------------------         ----       ------       -----     ------------       ----------    ------------
Joseph Whitaker(2)         2001       108,020                   15,000(3)                      $  3,277(4)
CHIEF EXECUTIVE OFFICER    2000        98,184                   15,000(3)                         3,301(4)
AND PRESIDENT              1999        52,000                    8,750(3)        125,000            414(4)

Yau Wing Kong              2001       180,000(5)
MANAGING DIRECTOR          2000       180,000(5)
                           1999       165,000(5)                                  60,000

Thomas W. Neville          2001       150,000                                                     2,962(6)
SENIOR VICE PRESIDENT      2000       140,000                                                     2,889(6)
                           1999       108,333                                     50,000          2,492(6)

Robert L. Weisgarber(7)    2001       142,800                                                     2,962(8)
CHIEF FINANCIAL OFFICER    2000       133,250                                                     2,889(8)
                           1999        91,385                                     50,000          2,526(8)

William J. Kerner(9)       2001       130,000                                                     2,853(10)
VICE PRESIDENT             2000       125,000                                                    23,392(10)
RESEARCH &                 1999        20,833                                     10,000             52(10)

Michael J. Lyden(11)       2001       150,052                   12,500(3)                        62,025(12)
FORMER CHIEF EXECUTIVE     2000       183,780                    3,125(3)                         3,165(12)
OFFICER AND PRESIDENT      1999        96,923                                    150,000          1,539(12)


    (1) Options represent the right to purchase shares of Common Stock at a fixed price per share.
    (2) Mr. Whitaker became President and CEO on December 1, 2001. Previously, since June 1, 1999, he had been Senior Vice President, New Business Development.
    (3) Director's fees.
    (4) Includes Company contributions or other allocations to (i) a defined contribution plan of $2,625 and $2,510 for fiscal 2001 and 2000, respectively, and (ii) group term life insurance premiums of $652, $791, and $414 for fiscal 2001, 2000 and 1999, respectively.
    (5) Based on average exchange rates with Hong Kong. Yau Wing Kong retired from the Company in January, 2002.
    (6) Includes Company contributions or other allocations to (i) a defined contribution plan of $2,625, $2,625, and $2,271 and (ii) group term life insurance premiums of $337, $264, and $221 in fiscal 2001, 2000 and 1999, respectively.
    (7) Mr. Weisgarber was hired by the Company in March 1999.
    (8) Includes Company contributions or other allocations to (i) a defined contribution plan of $2,625, $2,625 and $2,338 and (ii) group term life insurance premiums of $337, $264 and $188, for fiscal 2001, 2000 and 1999, respectively.
    (9) Mr. Kerner was hired by the Company in December 1999.

   (10) Includes Company contributions to (i) defined contribution plan of $2,625 and $2,156 in fiscal 2001 and 2000 respectively, (ii) group term life premiums of $228, $264 and $52 in fiscal 2001, 2000 and 1999, respectively and (iii) reimbursed moving expenses of $20,972 in fiscal 2000.
   (11) Mr. Lyden was hired by the Company in June 1999 and resigned in October 2001.
   (12) Includes Company contributions or other allocations to (i) a defined contribution plan of $1,987, $2,374 and $1,125 and (ii) group term life insurance premiums of $652, $791 and $414, for fiscal 2001, 2000 and 1999, respectively; (iii) severance pay of $48,251 in fiscal 2001 and
        (iv) accrued vacation and sick pay of $11,135 in fiscal 2001.

    There were no options to purchase Common Stock granted during the year ended December 31, 2001, to any of the named executive officers.

    The following table sets forth certain information with respect to the exercise of options to purchase Common Stock and during the year ended December 31, 2001, and the unexercised options held at December 31, 2001 and the value thereof, by each of the named executive officers.

                                   AGGREGATED OPTION EXERCISES IN FISCAL 2001
                                          AND 12/31/01 OPTION VALUES

                                                                                          VALUE OF EXERCISABLE AND
                             SHARES                       NUMBER OF SECURITIES           UNEXERCISABLE IN-THE-MONEY
                            ACQUIRED                 UNDERLYING OPTIONS AT 12/31/01                OPTIONS
                          ON EXERCISE                           (SHARES)                     AT FISCAL YEAR END
                            (NUMBER       VALUE      ------------------------------    ------------------------------
         NAME              OF SHARES)    REALIZED       EXERCISABLE  UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE
---------------------    ------------- ------------  --------------  --------------    -------------- ---------------
Joseph S. Whitaker             0           $0            50,000           75,000             $0              $0

Yau Wing Kong                  0            0            12,000           48,000              0               0

Thomas W. Neville              0            0            20,000           30,000              0               0

Robert L. Weisgarber           0            0            20,000           30,000              0               0

Willliam J. Kerner             0            0             4,000            6,000              0               0

Michael J. Lyden               0           $0                 0                0             $0              $0


PERFORMANCE GRAPH

        The following graph compares the cumulative total shareholder return on the Common Stock of the Company to the cumulative total return of each of the following indices: the Standard & Poor's 500 Index, the Standard and Poor's 600 Index and a Peer Group Index since May 29, 1997, the date on which the Company's Common Stock was first traded on the Nasdaq Market.


                                 COMPARISON OF CUMULATIVE TOTAL RETURNS (1)
              AMONG DSI TOYS, INC., STANDARD & POOR'S 500 INDEX, STANDARD & POOR'S 600 INDEX,
                                         AND PEER GROUP INDEX (2)

                                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                                      ASSUMES INITIAL INVESTMENT OF $100
                                                 DECEMBER 2001


                                                   [GRAPH]

                                          5/29/97     1/31/98      1/31/99     12/31/99   12/31/00    12/31/01
                                          -------     -------      -------     --------   --------    --------
DSI Toys, Inc.............................$   100     $    30      $    21     $     36   $     15    $     11
Peer Group (2)............................$   100     $   163      $   193     $    100   $     38    $    128
Standard & Poor's 500 Index...............$   100     $   124      $   164     $    191   $    173    $    153
Standard & Poor's SmallCap 600 Index......$   100     $   129      $   128     $    146   $    163    $    174


(1) Total return assuming reinvestment of dividends. Assumes $100 invested on May 29, 1997, in Common Stock of the Company, the Standard & Poor's 500 Index, the Standard & Poor's 600 Index and a Company constructed peer group index.
(2) In accordance with the rules of the Securities and Exchange Commission, the Company has elected to select a group of peer companies on an industry basis for comparison purposes. The peer group for fiscal 2002 is composed of 8 industry participants: Action Performance Inc.; Equity Marketing, Inc.; Grand Toys International Inc.; Jakks Pacific Inc.; Marvel Enterprises Inc. (formerly named ToyBiz, Inc.); Ohio Art Company; Racing Champions Corp. and Radica Games, Ltd. Cumulative total return calculations were weighted according to the respective company's market capitalization.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2002 by: (i) persons known to management to beneficially own more than 5% of the Company's Common Stock;
(ii) each director and nominee for director of the Company; (iii) each named executive officer listed in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to all shares listed:

                                                                                             Common Stock
Name of Beneficial Owner                                                                  Beneficially Owned
------------------------                                                                  ------------------
                                                                                    Number                  Percent of
                                                                                  of Shares                    Class
                                                                                  ---------                    -----
Robert L. Burke................................................                     10,000(1)(3)                  *
M.D. Davis.....................................................                    339,951(2)(3)                3.05%
William J. Kerner..............................................                      4,000(3)                     *
Yau Wing Kong..................................................                     54,584                        *
E. Thomas Martin...............................................                  6,643,623(4)                  58.24%
Martin Group (5)...............................................                  7,253,568(6)                  65.06%
Joseph N. Matlock..............................................                    112,000(2)(3)                1.01%
John McSorley..................................................                     10,000(1)(3)                  *
MVII, LLC......................................................                  5,994,238(7)                  53.76%
Thomas W. Neville..............................................                     39,929(3)                     *
Walter S. Reiling..............................................                    546,208(2)(3)(8)             4.90%
Walter S. and Susan Reiling, joint tenants.....................                    546,208(2)(3)(8)             4.90%
Robert L. Weisgarber...........................................                     30,000(3)                     *
Joseph S. Whitaker.............................................                     72,000(1)(3)                  *
Michael J. Lyden...............................................                          0                        *
All current directors and executive officers
as a group (17 persons)........................................                  7,903,704(3)                  70.89%


    * Represents less than 1%.

(1) Excludes shares owned of record by MVII. Messrs. Burke and McSorley each own a 2.22% membership interest in MVII; Mr. Whitaker owns less than a 1% membership interest in MVII.
(2) Excludes shares owned of record by other members of the Martin Group that are to be voted in accordance with the Voting Agreement. For a discussion of the Martin Group, see footnote number 5 to this table.
(3) Includes shares of Common Stock not outstanding but subject to options currently exercisable, or exercisable within 60 days, as follows: Mr. Burke - 10,000 shares; Mr. Davis - 10,000 shares; Mr. Matlock - 12,000 shares; Mr. McSorley - 10,000 shares; Mr. Neville - 26,000 shares; Mr. Reiling - 10,000 shares; Mr. Weisgarber - 30,000 shares; Mr. Whitaker - 70,000 shares; ; Mr. Kerner - 4,000 shares; and group - 220,000 shares and 1,800,000 shares not outstanding but subject to an Investment Warrant exerciseable within 60 days.
(4) Includes 639,385 shares owned of record by E. Thomas Martin; 10,000 shares of Common Stock not outstanding but subject to options currently exerciseable, or exercisable within 60 days; 4,194,238 shares owned of record by MVII, a company of which E. Thomas Martin serves as Sole Manager and President; and 1,800,000 shares of Common Stock not outstanding but subject to an Investment Warrant exerciseable within 60 days, but excludes shares owned of record by the other members of the Martin Group. The address for E. Thomas Martin is 654 Osos Street, San Luis Obispo, California 93401.
(5) The Martin Group is comprised of MVII, M.D. Davis, Joseph N. Matlock, Douglas A. Smith, Rust Capital, Ltd. , a Texas limited partnership, Barry
      B. Conrad and Walter S. and Susan Reiling. Pursuant to the Voting Agreement, each member of the DSI Group has given MVII an irrevocable proxy to vote its respective shares of Common Stock of the Company for, among other things, MVII's nominees for director, and MVII is obligated under the Voting Agreement to vote its shares of Common Stock of the Company for the nominees of the DSI Group. Pursuant to the Reiling Voting Agreement, the Reilings have given MVII an irrevocable proxy to vote their shares of Common Stock of the Company for, among other things, MVII's nominees for director, and MVII is obligated under the Reiling Voting Agreement to vote its shares of Common Stock of the Company for the Reilings' nominee.
(6) Includes 5,994,238 shares (including 1,800,000 shares not outstanding but subject to an Investment Warrant exerciseable within 60 days) owned of record by MVII; 339,951 shares owned of record (including 10,000 shares not outstanding but subject to options currently exercisable) by M.D. Davis, 112,000 shares owned of record (including 12,000 shares not outstanding but subject to options currently exercisable) by Joseph N. Matlock, 261,171 shares owned of record (including 2,000 shares not outstanding but subject to options currently exercisable) by Douglas A. Smith, 2,000 shares not outstanding but subject to options currently exercisable owned of record by Barry B. Conrad and 546,208 shares owned of record (including 10,000 shares not outstanding but subject to options currently exercisable) by the Reilings.
(7) Includes 1,800,000 shares of Common Stock not outstanding but subject to an Investment Warrant exerciseable within 60 days, but excludes shares owned of record by other members of the Martin Group that are to be voted in accordance with the Voting Agreement as the Reiling Voting Agreement. The address for MVII, LLC is 654 Osos Street, San Luis Obispo, California 93401.
(8) Excludes shares owned of record by other members of the Martin Group that are to be voted in accordance with the Reiling Voting Agreement. The address for Walter S. Reiling is 15 Woodcrest Drive, Morristown, New Jersey 07960.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain transactions involving the Company and certain directors and executive officers of the Company is set forth herein.

                  MANAGEMENT - EMPLOYMENT AND RELATED AGREEMENTS

    Mr. M.D. Davis, director, entered into a consulting agreement effective as of June 1, 1999, pursuant to which he ceased to be an employee and officer of the Company and agreed to provide consulting services to the Company through the period ending June 1, 2002. For his services under the consulting agreement, Mr. Davis shall receive total compensation in the amount of $450,000, payable in equal monthly installments of $12,500 ($150,000 per annum). Mr. Davis shall be entitled to such compensation irrespective of a termination of the consulting agreement, unless such termination is by Mr. Davis for reasons other than a breach by the Company of its obligations under the consulting agreement.

    The Company entered into an employment agreement with Mr. Joseph S. Whitaker on June 1, 1999, and amended the agreement effective December 1, 2001. Pursuant to the amended agreement, Mr. Whitaker shall serve as President and Chief Executive Officer of the Company for a term ending November 30, 2004, and will be paid an annual salary of $180,000, which salary shall be raised on an annual basis in accordance with the Consumer Price Index, and may be additionally raised at the discretion of the Board of Directors. The agreement contains non-disclosure, non-competition and non-solicitation provisions applicable during the term of employment and for one year thereafter.

    The Company entered into an employment agreement with Gregory A. Barth on April 1, 2001. Pursuant to the agreement, Mr. Barth shall serve as Senior Vice President of Worldwide Operations, Business Planning and Logistics of the Company for a term ending March 31, 2003, and will be paid an annual salary of $150,000, which salary shall be raised on an annual basis in accordance with the Consumer Price Index, and may be additionally raised at the discretion of the Board of Directors. The agreement contains non-disclosure, non-competition and non-solicitation provisions applicable during the term of employment and for one year thereafter.

    DSI (HK), Limited, the Company's wholly-owned subsidiary, entered into an employment agreement effective January 1, 2000, with Mr. Yau, pursuant to which he was employed as Managing Director of DSI (HK), Limited for a monthly salary of HK $116,000 (approximately US $15,000 based on currency exchange rates). The employment agreement was to expire December 31, 2002. Mr. Yau is entitled to a fiscal year-end performance bonus equal to 1% of the Company's annual consolidated after-tax profits in excess of US $2.0 million, up to a maximum of US $8.0 million. In the event the non-competition provisions are enforced, the Company will be obligated to pay an additional one-year salary during the non-compete period. Mr. Yau retired from the Company on January 31, 2002.

    On January 7, 2000, the Company acquired Meritus by way of merger. Pursuant to the terms of the merger, the Company acquired all of the issued and outstanding stock of Meritus in exchange for (i) 533,208 unregistered shares of the Company's common stock; (ii) $884,033.82 in cash; and (iii) the Company's Subordinated Secured Promissory Note for $1,690,000 paid to the Reilings who were the sole shareholders of Meritus. Contemporaneously with the merger, the Company satisfied approximately $4.4 million of Meritus' debt. The Reiling Voting Agreement was entered into in connection with the merger.

    In connection with the Meritus acquisition, the Company borrowed $5,000,000 from MVII. That debt is evidenced by a promissory note dated January 7, 2000 (the "MVII Note"). The MVII Note bears interest at a rate of prime plus 2%, matures on July 1, 2004, and is subordinated to senior debt of the Company. The proceeds from the MVII Note were used primarily to facilitate the Company's merger with Meritus, including the satisfaction of the Meritus debt discussed above. On March 6, 2002, pursuant to the terms of the Revolver and the MVII Note, the Company reborrowed $500,000 of the original principal that the Company had paid on the MVII Note. The proceeds were used to finance the normal business operations of the Company.

    The irrevocable proxy executed by the Reilings in connection with the Reiling Voting Agreement not only authorizes MVII to vote the shares of Common Stock of the Company held by the Reilings for directors of the Company on the terms set forth in the Reiling Voting Agreement, it also designates MVII as proxy to vote the shares of Common Stock of the Company held by the Reilings with respect to (i) any matter relating to the creation or composition of any committee of the Board, (ii) any matter affecting the size or composition of the Board, and (iii) any proposal to amend the Company's bylaws or articles of incorporation for the sole purpose of affecting the matters described in clauses
(i) and (ii) above. The Reiling Voting Agreement continues until the earlier of January 7, 2005, termination by mutual agreement of the parties, or the dissolution of the Company.

INVESTMENT WARRANT

    On March 19, 2001, the Company issued to MVII an Investment Warrant to acquire 1.8 million shares of the Company's Common Stock, in exchange for a cash purchase price $2.7 million. The Investment Warrant is exercisable for no additional consideration, in whole on in part, for a ten-year period beginning June 3, 2002. The Investment Warrant is subject to certain anti-dilution adjustments, including adjustments in the event the Company issues securities for a purchase price that is equivalent to less than $1.50 per share of the Company's Common Stock. In connection with the issuance of the Investment Warrant, the Company and MVII entered into a Registration Rights Agreement (the "MVII Registration Rights Agreement"), pursuant to which MVII was granted piggyback registration rights with respect to the shares of the Company Common Stock underlying the Warrant, under certain circumstances. Shares of Common Stock acquired by MVII upon exercise of the Warrant are subject to the terms of a Shareholders' and Voting Agreement dated as of April 5, 1999, among MVII and certain of the Company's other shareholders. Proceeds from the sale of the Investment Warrant were used by the Company for current working capital.

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

    On January 31, 2002, at the request of NASDAQ and with the agreement of MVII, the Company issued an amended and restated Investment Warrant, which amended and restated in its entirety the Investment Warrant by removing all anti-dilution provisions. In addition, the Company and MVII entered into an Amended and Restated

Registration Rights Agreement, which amended and restated in its entirety the MVII Registration Rights Agreement, by removing all of the provisions regarding the anti-dilution provisions of the original Investment Warrant.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 DSI Toys, Inc.

Dated: April 30, 2002        By: /s/ JOSEPH S. WHITAKER
                                 -----------------------------------------------
                                 Joseph S. Whitaker
                                 President, Chief Executive Officer and Director

Dated: April 30, 2002        By: /s/ ROBERT L. WEISGARBER
                                 -----------------------------------------------
                                 Robert L. Weisgarber
                                 Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                    TITLE                      DATE
          ---------                    -----                      ----
/s/ E. THOMAS MARTIN                 Chairman                  APRIL 30, 2002
------------------------------
     E. Thomas Martin


/s/ M. D. DAVIS                      Director                  APRIL 30, 2002
------------------------------
     M.D. Davis


/s/ JOSEPH N. MATLOCK                Director                  APRIL 30, 2002
------------------------------
     Joseph N. Matlock


/s/ ROBERT L. BURKE                  Director                  APRIL 30, 2002
------------------------------
     Robert L. Burke


/s/ JOHN MCSORLEY                    Director                  APRIL 30, 2002
------------------------------
     John McSorley


/s/ WALTER S. REILING                Director                  APRIL 30, 2002
------------------------------
     Walter S. Reiling

                                  EXHIBIT INDEX

 2.1 Articles/Certificate of Merger of Meritus Industries, Inc. into the Company, dated January 7, 2000 (filed as Exhibit 2.2 to the Company's Form 8-K dated January 7, 2000), incorporated herein by reference.

 3.1    Amended and Restated Articles of Incorporation of the Company. (1)

 3.1.1 Amendment to Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1.1 to the Company's Form 10-Q for the quarterly period ended April 30, 1999), incorporated herein by reference.(3)

 3.2    Amended and Restated Bylaws of the Company. (1)

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

 4.8 Amended and Restated Investment Warrant by and between the Company and MVII, LLC, dated January 31, 2002 (filed as Exhibit 4.8 to the Company's Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

 4.9 Amended and Restated Registration Rights Agreement by and between the Company and MVII, LLC dated January 31, 2002 (filed as Exhibit 4.9 to the Company's Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

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

10.61 First Amendment to Employment Agreement by and between the Company and Joseph S. Whitaker, dated December 1, 2001 (filed as Exhibit 10.61 to the Company's Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

10.62 Line of Credit Facility with Dao Heng Bank Limited evidencing a $6,000,000 line of credit, dated December 4, 2001 (filed as Exhibit
        10.62 to the Company's Form 10-K for the fiscal year ended December 31,
        2001), incorporated herein by reference.

10.63 Memorandum of Re-borrowing of Principal by and between the Company and MVII, LLC, dated March 6, 2002 (filed as Exhibit 10.63 to the Company's Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

10.64 Amendment No. 7 dated March 20, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.64 to the Company's Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

10.65 Unconditional Guaranty Agreement dated March 20, 2002, by the Company and Dao Heng Bank Limited (filed as Exhibit 10.65 to the Company's Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

10.66 Amendment No. 8 dated March 29, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.66 to the Company's Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

21 Subsidiaries (Filed as Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

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