Form 10-Q
period 2002-03-31
DSI TOYS INC
filed 2002-05-13
CIK 1034257

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

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

Registrant’s telephone number including area code: (713) 365-9900

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of April 30, 2002, 9,066,365 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

i

PART I — FINANCIAL INFORMATION

Item 1.              Financial Statements

DSI Toys, Inc.

Consolidated Balance Sheet

	March 31,	December 31,
	2002	2001
	(Unaudited)
ASSETS

Current assets:
Cash	$288,834	$284,637
Accounts receivable, net	2,744,354	8,767,550
Inventories	5,896,130	6,739,920
Prepaid expenses	2,785,642	1,981,592
Deferred income taxes	1,514,684	893,000
Total current assets	13,229,644	18,666,699

Property and equipment, net	1,702,940	1,769,284
Deferred income taxes	1,312,000	1,312,000
Goodwill, net	9,241,128	9,241,128
Other assets	309,960	323,624
	$25,795,672	$31,312,735
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$7,156,980	$6,580,780
Current portion of long-term debt	401,185	1,120,650
Current portion of long-term debt due to a related party	1,534,678	1,751,485
Income taxes payable	69,638	69,638
Total current liabilities	9,162,481	9,522,553

Long-term debt	4,730,229	9,210,390
Long-term debt due to a related party	3,927,747	3,289,552
Deferred income taxes	156,642	156,642
Total liabilities	17,977,099	22,179,137
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value, 35,000,000 shares authorized, 9,066,365 shares issued and outstanding	90,664	90,664

Additional paid-in capital	5,173,465	5,173,465
Common stock warrants	2,802,500	2,802,500
Accumulated other comprehensive loss	(72,539)	(70,928)
Retained earnings (deficit)	(175,517)	1,137,897
Total shareholders’ equity	7,818,573	9,133,598
	$25,795,672	$31,312,735

 See accompanying notes to consolidated financial statements.

 DSI Toys, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31

	2002	2001

Net sales	$5,188,860	$6,721,223
Cost of goods sold	4,085,708	4,929,957
Gross profit	1,103,152	1,791,266
Selling, general and administrative expenses	3,040,057	3,979,454
Operating loss	(1,936,905)	(2,188,188)
Interest expense	(197,868)	(267,979)
Other income	144,752	34,375
Loss before income taxes	(1,990,021)	(2,421,792)
Benefit from income taxes	676,607	871,845
Net loss	$(1,313,414)	$(1,549,947)

Basic earnings (loss) per share
Loss per share	$(0.14)	$(0.17)
Weighted average shares outstanding	9,066,365	9,066,365

Diluted earnings (loss) per share
Loss per share	$(0.14)	$(0.17)
Weighted average shares outstanding	9,066,365	9,066,365

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2002	2001
Cash flows from operating activities:
Net loss	$(1,313,414)	$(1,549,947)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	214,358	355,735
Amortization and write-off of debt discount and issuance costs	13,664	5,048
Amortization of goodwill		128,349
Provision for doubtful accounts	790	23,882
Deferred income taxes	(621,684)	(866,726)
Changes in assets and liabilities:
Accounts receivable	6,022,406	4,076,355
Inventories	843,790	397,945
Income taxes payable		(95,298)
Prepaid expenses	(804,050)	(1,073,387)
Accounts payable and accrued liabilities	576,200	(1,239,285)
Net cash provided by operating activities	4,932,060	162,671

Cash flows from investing activities:
Capital expenditures	(148,014)	(106,049)
Increase in other assets		(159,658)
Net cash used in investing activities	(148,014)	(265,707)

Cash flows from financing activities:
Net payments under revolving lines of credit	(719,465)	(2,243,160)
Net payments on long-term debt	(4,480,161)	(442,776)
Net borrowings of long-term debt due to a related party	421,388
Net proceeds from issuance of warrants		2,700,000
Net cash provided (used) by financing activities	(4,778,238)	14,064

Effect of exchange rate changes on cash	(1,611)	14,098
Net increase (decrease) in cash	4,197	(74,874)
Cash and cash equivalents, beginning of period	284,637	177,682
Cash and cash equivalents, end of period	$288,834	$102,808

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in		Comprehensive	Retained
	Shares	Amount	Capital	Warrants	Income(Loss)	Earnings(Deficit)	Totals
Balance, December 31, 2000	9,066,365	$90,664	$5,173,465	$102,500	$(27,062)	$2,587,415	$7,926,982

Comprehensive Loss:
Net loss						(1,549,947)	(1,549,947)
Foreign currency translation adj. net of tax					14,098		14,098
Comprehensive loss							(1,535,849)
Warrants issued				2,700,000			2,700,000
Balance, December 31, 2001	9,066,365	90,664	5,173,465	2,802,500	(70,928)	1,137,897	9,133,598

Comprehensive Loss:
Net loss						(1,313,414)	(1,313,414)
Foreign currency translation adj. net of tax					(1,611)		(1,611)
Comprehensive Loss							(1,315,025)
Balance, March 31, 2002	9,066,365	$90,664	$5,173,465	$2,802,500	($72,539)	($175,517)	$7,818,573

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of DSI Toys, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December  31, 2001.

In the opinion of the Company’s management, all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included.  Such adjustments consist only of normal recurring items.

The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results expected for the full year ending December 31, 2002.

2.                                      Significant Accounting Policies

Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, terms with current customers, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  Our significant accounting policies include:

Revenue Recognition — The Company recognizes revenue when products are shipped and title passes to unaffiliated customers.  In most cases, title transfers to our customers when the product has been presented to shipment forwarders on FOB Asia sales and when the product is picked up from our distribution facilities on domestic sales.

Allowance for Doubtful Accounts —  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  The Company’s estimate for its allowance is based on two methods which are combined to determine the total amount reserved.  First, the company evaluates specific accounts where we have information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.).  In these cases, the company uses its judgement, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are reevaluated and adjusted as additional information is received that impacts the amounts reserved.  Second, a general reserve is established for all other customers based on historical collection and write-off experience.  If circumstances change, the Company’s estimates of the recoverability of amounts due the Company could be reduced by a material amount.

Allowance for Returns and Defectives — The Company records a provision for estimated sales returns and defectives on sales in the same period as the related revenue is recorded.  Our sales to customers generally do not give them the right to return product or to cancel firm orders.  However, as is common in the industry, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which includes price discounts, credits and returns when demand for specific products fall below expectations.  Additionally, customers are given credit for any defective products they may have received.  The allowance estimates are based on historical sales returns and defective rates, analysis of credit memo data and other known factors.  If the data the Company uses to calculate these estimates does not properly reflect future returns and defectives, revenue could be overstated and future operating results adversely affected.

Inventories — Inventory is valued at the lower of cost or market.  The Company reviews the book value of slow-moving items, discounted product lines and individual products to determine if these items are properly valued.  The Company identifies these items and assesses the ability to dispose of them at a price greater than cost.  If it is determined that cost is less than market value, then cost is used for inventory valuation.  If market value is less than cost, then the Company establishes a reserve for the amount required to value the inventory at market.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would adjust its reserve accordingly.

Deferred Taxes — The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Generally accepted accounting principles require that we review deferred tax assets for recoverability and if needed, establish a valuation allowance for those amounts deemed unrecoverable.  The review considers historical taxable income, projected future taxable income, and the expected timing of the reversals of temporary differences.  Deferred tax assets of the Company are primarily the result of unused net operating loss carry-forwards and foreign tax credits which expire over a range of years.  In 2001, the Company recorded a valuation allowance of $566,000 related to foreign tax credits expiring in 2002, as it was determined that it was more likely than not that these credits would not be realized.

Impairment of assets - The Company reviews for the impairment of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill has been amortized over 20 years using the straight-line method in 2001 and 2000.  In 2002, the Company adopted Statement of Financial Accounting Standards, No. 142, “Goodwill and Other Intangible Assets”, which eliminates amortization of goodwill beginning in January 2002 and requires an annual impairment assessment based on its estimated fair value, using future discounted cash flow and other factors.  The initial December 31, 2001 fair value assessment was completed by an independent company during the 1st quarter of 2002.  Based on this review an impairment adjustment is not required.

3.             Accounts Receivable

Accounts receivable consist of the following:

	March 31,	December 31,
	2002	2001
Trade receivables	$5,477,433	$12,717,550
Provisions for:
Discounts and markdowns	(694,281)	(1,472,706)
Return of defective goods	(351,331)	(777,294)
Doubtful accounts	(1,687,467)	(1,700,000)
Accounts receivable, net	$2,744,354	$8,767,550

4.             Segment Information

Financial information for the three months ended March 31, 2002 and 2001 is as follows:

	United States	Hong Kong	Consolidated
Three months ended March 31, 2002:
Net sales	$2,743,621	$2,445,239	$5,188,860
Operating loss	(1,536,257)	(400,648)	(1,936,905)
Total assets at March 31, 2002	22,563,906	3,231,766	25,795,672

Three months ended March 31, 2001:
Net sales	$3,794,537	$2,926,686	$6,721,223
Operating loss	(1,801,958)	(386,230)	(2,188,188)
Total assets at March 31, 2001	24,081,386	3,061,386	27,142,772

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated, references to the “Company” refer to DSI Toys, Inc. and its four wholly owned Hong Kong subsidiaries, DSI(HK) Limited, Meritus Industries Limited, RSP Products Limited and Elite Dolls Limited. The terms “fiscal year” and “fiscal” refer to the Company’s fiscal year, which is the year ending December 31 of the calendar year mentioned (e.g., a reference to fiscal 2001 is a reference to the fiscal year ended December 31, 2001).

General

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, and the information included elsewhere herein.

The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products.  Core products include Tech-Link® communications products, KAWASAKI® electronic musical instruments, GearHead™ remote control vehicles, LazerDoodle™, the electronic drawing toy, and a full range of special feature doll brands including Sassy Secrets™, Somersault Sara™, Too Cute Twins™, Childhood Verses™, Pride & Joy®, Little Darlings®, along with interactive plush products including Kitty Kitty Kittens®, Frisky Kittens™, Puppy Puppy Puppies®, and girls’ activity products, Air Nails Salon™, and Twist and Twirl Braider™.

The Company has four major product categories: Youth Communications, Musical Instruments,  Girls Toys and Boys Toys.

Youth Communications

The Youth Communications product line includes walkie-talkies, wrist watch walkie-talkies, audio products and novelty electronic products.  The category brands include Tech-Link® and Micro Link™ communications products, Harley-Davidson® walkie-talkies and bike alarms, and the Company’s new BioScan™ Room Guardian™.

Musical Instruments

The Musical Instrument line includes the branded line of KAWASAKI® guitars, drum pads, saxophones and keyboards.

Girls’ Toys

The Girls’ Toys product category includes dolls, interactive plush toys, play sets, accessories, and girls’ activity toys.  The Girls’ Toys portfolio of brands includes Sassy Secrets™, Somersault Sara™, Too Cute Twins™, Childhood Verses™, Pride & Joy®, Little Darlings®, along with interactive plush products including Kitty Kitty Kittens®, Frisky Kittens™, Puppy Puppy Puppies®, and girls’ activity products, Air Nails Salon™, and Twist and Twirl Braider™.

Boys’ Toys

The Boys’ Toys product category includes radio control and infra-red control vehicles.  The brands in this product category are GearHead™ radio control vehicles, including the Insector®, and the unique ultra-articulated Street Savage™.  The GearHead™ brand also includes GearHead™ Jr. infra-red control vehicles.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended March 31
	2002	2001
Net sales	100.0%	100.0%
Costs of goods sold	78.7	73.3
Gross profit	21.3	26.7
Selling, general and administrative expenses	58.6	59.2
Operating loss	(37.3)	(32.5)
Interest expense	(3.8)	(4.0)
Other income	2.8	0.5
Loss before income taxes	(38.3)	(36.0)
Benefit from income taxes	13.0	12.9
Net loss	(25.3)%	(23.1)%

Three Months Ended March 31, 2002, Compared to the Three Months Ended March 31, 2001

Net sales.  Net sales for the three months ended March 31, 2002, decreased $1.5 million or 22.8%, to $5.2  million, from $6.7 million in the first quarter of 2001.  The decrease was due to customers’ focus on minimizing inventory in an uncertain retail climate.

Net sales of youth communications products during the first quarter ended March 31, 2002, decreased approximately $800,000, or 40.8%, to approximately $1.1 million from approximately $1.9 million in the first quarter of 2001.  The reduced sales reflects a major customer’s focus on changing from youth communication SKU’s to products in a different category.

Net sales of musical instrument products was approximately $400,000 during the first quarter of 2002, a decrease of approximately $400,000, or 52%, from the approximately $800,000 sold during the quarter ending March 31, 2001.  Reduced sales are due to customers clearing old merchandise left over from the holiday season while awaiting styling and packaging changes on 2002 products.

Net sales of girls toys increased approximately $200,000, or 8.3%, to approximately $3.1 million during the first quarter ended March 31, 2002 from approximately $2.9 million in the first quarter in 2001.  The increased sales of the first quarter are a result primarily of initial sales of the Sassy Secrets™ doll and continued sales of Too Cute Twins™ (introduced in the 3rd quarter of 2001), offset by reduced sales in the Elite® doll line.

Net sales of boys toys decreased approximately $500,000 or 60.8% to approximately $300,000 in the first quarter ended March 31, 2002, from $800,000 in the first quarter of 2001.  The decreased sales primarily resulted from close-out sales at lower margins of Data Dawg™ in the first quarter of 2001.

Net sales of products in other categories during the first quarter ended March 31, 2002, decreased approximately $100,000 or 27.7% to approximately $200,000 during the first quarter ended March 31, 2002, from $300,000 in the first quarter of 2001.  The decrease primarily results from reduced sales of video phones in 2002 versus 2001.

International net sales for the three months ended March 31, 2002, increased approximately $200,000, or 25.1%, to approximately $1.1 million, from approximately $900,000 in the first quarter of 2001.  The increase was due to increased sales to Italy compared to the same period of last year.

Gross profit.  Gross profit decreased approximately $700,000, or 38.4%, to approximately $1.1 million for the first quarter ended March 31, 2002, from approximately $1.8 million in the first quarter of 2001.  Gross profit as a percentage of net sales decreased to 21.3% in the first quarter ended March 31, 2002, from 26.6% in the first quarter of fiscal 2001.  The gross profit percentage decrease reflects a higher percentage of sales of closeout products at low margins in the first quarter of 2002 compared the same period in 2001.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $900,000 to $3.1 million in the first quarter ended March 31, 2002, compared with $4.0 million for the first quarter of 2001.  The decrease occurred in all areas, driven primarily by reductions in employee expense, commissions, advertising, goodwill amortization, depreciation, travel and entertainment, professional fees and general operation expense.

Interest expense.  Interest expense during the first quarter ended March 31, 2002, decreased to $198,000 from  $268,000 in the first quarter of 2001 as a result of lower borrowing levels and lower interest rates during the period.

Liquidity and Capital Resources

The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings.  The Company’s primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

The Company’s operating activities provided net cash of $4.9 million during the first quarter of fiscal 2002, resulting primarily from decreases in accounts receivable and inventories, offset by  increases in accounts payable and prepaid expense.  Net cash used in investing activities during the first quarter of fiscal 2002 was $148,000 and was a result of capital expenditures.  Net cash used in financing activities was $4.8 million in the first quarter of fiscal 2002 as a result of payments of long-term debt.  The Company’s working capital as of March 31, 2002, was $4.1 million and unrestricted cash was $289,000, compared to working capital of $3.3 million and unrestricted cash of $102,000 as of March 31, 2001.

The seasonal nature of the toy business results in complex working capital needs.  The Company’s working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the last two fiscal quarters.  To manage these working capital requirements, the Company maintains credit facilities collateralized principally by accounts receivable and inventory.  The Company currently maintains a line of credit facility with Dao Heng Bank Limited (the “Dao Heng Credit Facility”) and a revolving credit facility with Sunrock Capital Corp. (the “Revolver”).  As of April 23, 2002, the Company had additional eligible borrowing capacity of $450,000 in the aggregate under the Dao Heng Credit Facility and the Revolver.

On March 19, 2001, the Company issued to MVII, LLC (“MVII”), an Investment Warrant to acquire 1.8 million shares of the Company’s Common Stock at a purchase price of $2.7 million.  The Investment Warrant is exercisable in whole or in part for a ten-year period beginning on June 3, 2002.  As issued, the Investment Warrant was subject to certain anti-dilution adjustments.  In connection with the issuance of the Investment Warrant, the Company and MVII entered into a Registration Rights Agreement, pursuant to which MVII was granted certain piggyback registration rights with respect to the shares of the Common Stock underlying the Warrant.  Shares of Common Stock acquired by MVII upon exercise of the Warrant are subject to the terms of a Shareholders’ and Voting Agreement dated as of April 5, 1999, among MVII and certain of the Company’s other shareholders.  Proceeds from the sale of the Investment Warrant were used by the Company for current working capital.

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

In connection with the acquisition of Meritus Industries, Inc., in January 2000, the Company borrowed $5 million from MVII, evidenced by a promissory note dated January 7, 2000 (the “MVII Note”).  On March 6, 2002, pursuant to the terms of the Revolver and the MVII Note, the Company reborrowed $500,000 of the original principal that the Company had paid on the MVII Note.  The proceeds were used to finance the normal business operations of the Company.

The Company has budgeted approximately $1.3 million for capital expenditures for fiscal 2002 consisting primarily of purchases of tools and molds and information technology systems.  Based on projected fiscal 2002 operating results, the Company believes cash flows from operations and available borrowings under the Revolver and the Dao Heng Credit Facility  will be sufficient to meet the Company’s operating cash requirements and fund its anticipated capital expenditures.  However, there can be no assurance the Company will meet its projected operating results.  In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions, as well as other factors.

The Company is obligated to make future minimum royalty payments under certain of its license agreements.  As of March 31, 2002, the Company was required to make an aggregate of approximately $150,000 in payments of guaranteed royalties under certain licenses in fiscal 2002 and $225,000 thereafter through fiscal 2003.

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

In anticipation of this seasonal increase in retail sales, the Company significantly increases its production in advance of the peak selling period during the second quarter, with a corresponding build-up of inventory levels.    This results in significant peaks in the second and third quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements.  See “Seasonal Financing.”

Seasonal Financing

The Company’s financing of seasonal working capital typically peaks in the third quarter of the year, when accounts receivable are at their highest due to increased sales volume and sales programs, and when inventories are at their highest in anticipation of expected second half sales volume.  See “Seasonality.”  The Company finances its seasonal working capital requirements by using internally generated cash and borrowings under the Dao Heng Credit Facility and the Revolver with Sunrock.

Cautionary Statement

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this Form 10-Q, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.  Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other words or phrases of similar terminology.  Management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by forward-looking statements, please read carefully the information under Item 1, “Risk Factors”, in the Company’s 2000 Annual Report on Form 10-K.  In addition to the Risk Factors and other important factors detailed herein and from time to time in other reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

Marketplace Risks

•                        Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of the Company’s products;

•                        Changes in public and consumer taste, which may negatively affect the sales of the Company’s products;

•                        Significant changes in the play patterns of children, whereby they are increasingly attracted to more developmentally advanced products at younger ages, which may affect brand loyalty and the perceived value of and demand for the Company’s products; and

•                        Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of the Company’s products and the costs associated with manufacturing and distributing these products.

Financing Considerations

•                        Currency fluctuations, which may affect the Company’s reportable income; significant changes in interest rates, both domestically and internationally, which may negatively affect the Company’s cost of financing both its operations and investments.

Other Risks

•                        Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or trade restrictions, which may lead to increased costs or interruption in normal business operations of the Company;

•                        Future litigation or governmental proceedings, which may lead to increased costs or interruption in normal business operations of the Company; and

•                        Labor disputes, which may lead to increased costs or disruption of any of the Company’s operations.

•                        Failure to demonstrate compliance with Nasdaq Marketplace Rules could cause the Company’s securities to be delisted.  See Part II, Item 5.

The risks included herein are not exhaustive.  Other sections of this Form 10-Q may include additional factors which could materially and adversely impact the Company’s business, financial condition, and results of operations.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                The Company does not hold any investments in market risk sensitive instruments.  Accordingly, the Company believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments.

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

Item 2.  Changes in Securities and Use of Proceeds

On March 19, 2001, the Company issued to MVII an Investment Warrant to acquire 1.8 million shares of the Company’s Common Stock at a purchase price of $2.7 million.  The Investment Warrant is exercisable in whole or in part for a ten-year period beginning on June 3, 2002.  As issued, the Investment Warrant was subject to certain anti-dilution adjustments.  In connection with the issuance of the Investment Warrant, the Company and MVII entered into a Registration Rights Agreement, pursuant to which MVII was granted certain piggyback registration rights with respect to the shares of the Common Stock underlying the Warrant.  Shares of Common Stock acquired by MVII upon exercise of the Warrant are subject to the terms of a Shareholders’ and Voting Agreement dated as of April 5, 1999, among MVII and certain of the Company’s other shareholders.  Proceeds from the sale of the Investment Warrant were used by the Company for current working capital.

On January 31, 2002, at the request of NASDAQ and with the agreement of MVII, the Company issued an amended and restated Investment Warrant, which amended and restated in its entirety the Investment Warrant by removing all anti-dilution provisions.  In addition, the Company and MVII entered into an Amended and Restated Registration Rights Agreement, which amended and restated in its entirety the Registration Rights Agreement, by removing all of the provisions regarding the anti-dilution provisions of the original Investment Warrant.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 5.  Other Information

On February 14, 2002, the Company received notice from The Nasdaq Stock Market, Inc. that the Company’s common stock had closed below the minimum of $1.00 per share requirement for continued inclusion on the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4) (the “Rule”).  If, prior to August 13, 2002, the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive trading days, the Company will receive notification that it is in compliance with the Rule.  If compliance is not demonstrated by August 13, 2002, but the Company meets the initial listing criteria for the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A), the Company will be granted an additional 180 calendar day grace period to demonstrate compliance.  Otherwise, the Company will receive notification that its securities will be de-listed.  If this occurs, the Company may appeal the de-listing determination to a  Nasdaq Listing Qualifications Panel.

The Company has signed a lease for approximately 17,000 square feet of office space at 10110 West Sam Houston Parkway, South, Houston, TX  77099, to replace the lease on its current corporate offices which expires August 31, 2002.  The Company is scheduled to move in to the new space during the first half of August 2002.

Item 6.  Exhibits and Reports on Form 8-K

a)              Exhibits

The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

b)             Reports on Form 8-K

The Company filed a Form 8-K dated January 22, 2002, (filed on February 5, 2002) to announce the establishment of a special reserve due to K-mart Corp. filing for Chapter 11 bankruptcy protection.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSI Toys, Inc.

Dated: May 13, 2002		/s/ JOSEPH S. WHITAKER
Joseph S. Whitaker
President and Chief Executive Officer

Dated: May 13, 2002	By:	/s/ ROBERT L. WEISGARBER
Robert L. Weisgarber
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (1)

3.1.1

Amendment to Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1.1 to the Company’s Form 10-Q for the quarterly period ended April 30, 1999), incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company. (1)

3.3	Amendment to Amended and Restated Bylaws of the Company. (1)

4.1

Amended and Restated Investment Warrant by and between the Company and MVII, LLC, dated January 31, 2002 (filed as Exhibit 4.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

4.2

Amended and Restated Registration Rights Agreement by and between the Company and MVII, LLC dated January 31, 2002 (filed as Exhibit 4.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

10.1

Memorandum of Re-borrowing of Principal by and between the Company and MVII, LLC dated March 6, 2002 (filed as Exhibit 10.63 to the Company’s Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

10.2

Amendment No. 7 dated March 20, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.64 to the Company’s Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

10.3

Unconditional Guaranty Agreement dated March 20, 2002, by the Company and Dao Heng Bank Limited (filed as Exhibit 10.65 to the Company’s Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

10.4

Amendment No. 8 dated March 29, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.66 to the Company’s Form 10-K for the fiscal year ended December 31, 2001), incorporated herein by reference.

(1) Filed as a part of the Registrant’s Registration Statement on Form S-1 (No. 333-23961) and incorporated herein by reference.