Form 10-Q
period 2002-06-30
DSI TOYS INC
filed 2002-08-13
CIK 1034257

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-22545

DSI Toys, Inc.

(Exact name of Registrant as specified in its charter)

Texas	74-1673513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10110 West Sam Houston Parkway South, #150
Houston, Texas	77099
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (713) 365-9900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☐

As of August 9, 2002, 9,066,365 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

DSI Toys, Inc.

Consolidated Balance Sheet

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$662,203	$284,637
Accounts receivable, net	5,069,000	8,767,550
Inventories	6,345,367	6,739,920
Prepaid expenses	2,983,625	1,981,592
Deferred income taxes	1,820,527	893,000
Total current assets	16,880,722	18,666,699

Property and equipment, net	2,130,191	1,769,284
Deferred income taxes	1,312,000	1,312,000
Goodwill, net	9,241,128	9,241,128
Other assets	220,119	323,624
Total assets	$29,784,160	$31,312,735

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$9,264,968	$6,580,780
Current portion of long-term debt	2,139,804	1,120,650
Current portion of long-term debt due to a related party	943,076	1,751,485
Income taxes payable	168,760	69,638
Total current liabilities	12,516,608	9,522,553

Long-term debt	4,837,800	9,210,390
Long-term debt due to a related party	4,938,764	3,289,552
Deferred income taxes	156,642	156,642
Total liabilities	22,449,814	22,179,137

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value, 35,000,000 shares authorized 9,066,365 shares issued and outstanding	90,664	90,664
Additional paid-in capital	5,173,465	5,173,465
Common stock warrants	2,802,500	2,802,500
Accumulated other comprehensive loss	(69,686)	(70,928)
Retained earnings (deficit)	(662,597)	1,137,897
Total shareholders’ equity	7,334,346	9,133,598
Total liabilities and shareholders’ equity	$29,784,160	$31,312,735

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	$8,951,657	$9,416,184	$14,140,517	$16,137,407
Costs of goods sold	6,448,409	7,489,073	10,534,117	12,419,030
Gross profit	2,503,248	1,927,111	3,606,400	3,718,377
Selling, general and administrative expenses	2,926,764	3,997,393	5,966,822	7,976,847
Operating loss	(423,516)	(2,070,282)	(2,360,422)	(4,258,470)
Interest expense	(252,397)	(269,711)	(450,264)	(537,690)
Other income (expense)	(62,087)	25,415	82,665	59,790
Loss before income taxes	(738,000)	(2,314,578)	(2,728,021)	(4,736,370)
Benefit from income taxes	250,920	833,248	927,527	1,705,093
Net loss	$(487,080)	$(1,481,330)	$(1,800,494)	$(3,031,277)

Basic earnings per share
Loss per share	$(0.05)	$(0.16)	$(0.20)	$(0.33)
Weighted average shares outstanding	9,066,365	9,066,365	9,066,365	9,066,365

Diluted Earnings per share
Loss per share	$(0.05)	$(0.16)	$(0.20)	$(0.33)
Weighted average shares outstanding	9,066,365	9,066,365	9,066,365	9,066,365

See accompanying notes to consolidated financial statements.

DSI Toys, Inc

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,800,494)	$(3,031,277)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	480,500	682,283
Amortization and write-off of debt discount and issuance costs	28,505	19,297
Amortization of goodwill		256,698
Provision for inventory obsolescence		300,000
Provision for doubtful accounts	1,738	37,623
Loss on abandonment or sale of equipment	2,755	4,107
Deferred income taxes	(927,527)	(1,693,489)
Changes in assets and liabilities:
Accounts receivable	3,696,812	1,924,304
Inventories	394,553	(2,689,515)
Income taxes payable	99,122	(30,852)
Prepaid expenses	(1,002,033)	(1,515,164)
Accounts payable and accrued liabilities	2,684,188	3,360,213
Net cash provided (used) by operating activities	3,658,119	(2,375,772)

Cash flows from investing activities:
Capital expenditures	(844,162)	(266,491)
Proceeds from sale of equipment		10,076
Decrease (increase) in other assets	75,000	(463,813)
Net cash used in investing activities	(769,162)	(720,228)

Cash flows from financing activities:
Net borrowings under revolving lines of credit	1,019,154	1,306,441
Net payments on long-term debt	(4,372,590)	(777,088)
Borrowings (payments) of long-term debt due to related party	840,803	(147,979)
Net proceeds from issuance of warrants		2,700,000
Debt and stock issue costs		(85,000)
Net cash provided (used) by financing activities	(2,512,633)	2,996,374

Effect of exchange rate changes on cash	1,242	12,101
Net increase (decrease) in cash	377,566	(87,525)
Cash and cash equivalents, beginning of period	284,637	177,682
Cash and cash equivalents, end of period	$662,203	$90,157

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital			Retained Earnings (Deficit)
	Common Stock
	Shares	Amount		Warrants			Totals
Balance, December 31, 2000	9,066,365	$90,664	$5,173,465	$102,500	$(27,062)	$2,587,415	$7,926,982
Comprehensive loss:
Net loss						(1,449,518)	(1,449,518)
Foreign currency translation adj. net of tax					(43,866)		(43,866)
Comprehensive loss							(1,493,384)
Warrants issued				2,700,000			2,700,000
Balance, December 31, 2001	9,066,365	90,664	5,173,465	2,802,500	(70,928)	1,137,897	9,133,598

Comprehensive loss:
Net loss						(1,313,414)	(1,313,414)
Foreign currency translation adj. net of tax					(1,611)		(1,611)
Comprehensive loss							(1,315,025)
Balance, March 31, 2002	9,066,365	90,664	5,173,465	2,802,500	(72,539)	(175,517)	7,818,573

Comprehensive loss:
Net loss						(487,080)	(487,080)
Foreign currency translation adj. net of tax					2,853		2,853
Comprehensive loss							(484,227)
Balance, June 30, 2002	9,066,365	$90,664	$5,173,465	$2,802,500	$(69,686)	$(662,597)	$7,334,346

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

In the opinion of the Company’s management, all adjustments necessary for the fair presentation of the results of operations for all periods reported have been included.  Such adjustments consist only of normal recurring items.

The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results expected for the full year ending December 31, 2002.

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

Revenue Recognition  – The Company recognizes revenue when products are shipped and title passes to unaffiliated customers.  In most cases, title transfers to our customers when the product has been presented to shipment forwarders on FOB Asia sales and when the product is picked up from our distribution facilities on domestic sales.

Allowance for Doubtful Accounts  – Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  The Company’s estimate for its allowance is based on two methods which are combined to determine the total amount reserved.  First, the Company evaluates specific accounts where we have information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.).  In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are reevaluated and adjusted as additional information is received that impacts the amounts reserved.  Second, a reserve is established for all other customers based on historical collection and write-off experience.  If circumstances change, the Company’s estimates of the recoverability of amounts due the Company could be reduced by a material amount.

Allowance for Returns and Defectives  – The Company records a provision for estimated sales returns and defectives on sales in the same period as the related revenue is recorded.  Our sales to customers generally do not give them the right to return product or to cancel firm orders.  However, as is common in the industry, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which includes price discounts, credits and returns when demand for specific products fall below expectations.  Additionally, customers are given credit for any defective products they may have received.  The allowance estimates are based on historical sales returns and defective rates, analysis of credit memo data and other known factors.  If the data the Company uses to calculate these estimates does not properly reflect future returns and defectives, revenue could be overstated and future operating results adversely affected.

Inventories  – Inventory is valued at the lower of cost or market.  The Company reviews the book value of slow-moving items, discounted product lines and individual products to determine if these items are properly valued.  The Company identifies these items and assesses the ability to dispose of them at a price greater than cost.  If it is determined that cost is less than market value, then cost is used for inventory valuation.  If market value is less than cost, then the Company establishes a reserve for the amount required to value the inventory at market.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would adjust its reserve accordingly.

Deferred Taxes  – The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Generally accepted accounting principles require that we review deferred tax assets for recoverability and if needed, establish a valuation allowance for those amounts deemed unrecoverable.  The review considers historical taxable income, projected future taxable income, and the expected timing of the reversals of temporary differences.  Deferred tax assets of the Company are primarily the result of unused net operating loss carry-forwards and foreign tax credits which expire over a range of years.  In 2001, the Company recorded a valuation allowance of $566,000 related to foreign tax credits expiring in 2002, as it was determined that it was more likely than not that these credits would not be realized.

Impairment of assets  – The Company reviews for the impairment of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill has been amortized over 20 years using the straight-line method in 2001.  In 2002, the Company adopted Statement of Financial Accounting Standards, No. 142, “Goodwill and Other Intangible Assets”, which eliminates amortization of goodwill beginning in January 2002 and requires an annual impairment assessment based on its estimated fair value, using future discounted cash flow and other factors.  The initial December 31, 2001 fair value assessment was completed by an independent company during the  first quarter of 2002.  Based on this review an impairment adjustment is not required.

3.             Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2002	December 31, 2001
Trade receivables	$7,843,161	$12,717,550
Provisions for:
Discounts and markdowns	(800,195)	(1,472,706)
Return of defective goods	(242,581)	(777,294)
Doubtful accounts	(1,731,385)	(1,700,000)
Accounts receivable, net	$5,069,000	$8,767,550

4.             Segment Information

Financial information for the six months ended June 30, 2002 and 2001 is as follows:

	United States	Hong Kong	Consolidated
Six months ended June 30, 2002:
Net sales	$5,155,106	$8,985,411	$14,140,517
Operating income (loss)	(2,573,976)	213,554	(2,360,422)
Total assets at June 30, 2002	23,212,156	6,572,004	29,784,160

Six months ended June 30, 2001:
Net sales	$6,315,512	$9,821,895	$16,137,407
Operating loss	(4,032,601)	(225,869)	(4,258,470)
Total assets at June 30, 2001	27,000,984	6,389,715	33,390,699

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated, references to the “Company” refer to DSI Toys, Inc. and its four wholly-owned Hong Kong subsidiaries, DSI(HK) Limited (“DSI(HK)”), Meritus Industries Limited, RSP Products Limited and Elite Dolls Limited. The terms “fiscal year” and “fiscal” refer to the Company’s fiscal year, which is the year ending December 31 of the calendar year mentioned (e.g., a reference to fiscal 2001 is a reference to the fiscal year ended December 31, 2001).

General

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, and the information included elsewhere herein.

The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products.  Core products include Tech-Link® communications products, KAWASAKI® electronic musical instruments, GearHead® remote control vehicles, Lazer Doodle™, the electronic drawing toy, and a full range of special feature doll brands including Sassy Secrets™, Somersault Sara™, Too Cute Twins™, Childhood Verses™, Pride & Joy®, Little Darlings®, along with interactive plush products including Kitty Kitty Kittens®, Frisky Kittens™, Puppy Puppy Puppies®, and girls’ activity products, Air Nails Salon™, and Twist and Twirl Braider™.

The Company has four major product categories: Youth Communications, Musical Instruments, Girls’ Toys and Boys’ Toys.

Youth Communications

The Youth Communications product line includes walkie-talkies, wrist watch walkie-talkies, audio products and novelty electronic products.  The category brands include Tech-Link® and Micro Link® communications products, Harley-Davidson® walkie-talkies and bike alarms, and the Company’s new BioScan™ Room Guardian™.

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

Boys’ Toys

The Boys’ Toys product category includes radio control and infra-red control vehicles.  The brands in this product category are GearHead® radio control vehicles, including the Insector®, and the unique ultra-articulated Street Savage™.  The GearHead® brand also includes GearHead® Jr. infra-red control vehicles.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	72.0	79.5	74.5	77.0
Gross profit	28.0	20.5	25.5	23.0
Selling, general and administrative expenses	32.7	42.4	42.2	49.4
Operating loss	(4.7)	(21.9)	(16.7)	(26.4)
Interest expense	(2.8)	(3.0)	(3.2)	(3.3)
Other income (expense)	(0.7)	0.4	0.6	0.3
Loss before income taxes	(8.2)	(24.5)	(19.3)	(29.4)
Benefit from income taxes	2.8	8.8	6.6	10.6
Net loss	(5.4)%	(15.7)%	(12.7)%	(18.8)%

Three Months Ended June 30, 2002, Compared to the Three Months Ended June 30, 2001

Net sales.  Net sales for the three months ended June 30, 2002, decreased approximately $500,000, or 4.9%, to $8.9 million, from $9.4 million in the second quarter of 2001.  All product categories reflected a sales decrease, except Musical Instruments, as toy retailers continue to emphasize minimum inventories in non-Christmas seasons, combined with their caution due to the overall U.S. economic conditions.  See “Seasonality”.

Net sales of Youth Communications products during the second quarter ended June 30, 2002, decreased approximately $100,000, or 3%, to $1.8 million from $1.9 million in the second quarter of 2001.   This small sales decrease reflects retailers’ reluctance to increase inventory stock, due to reduced consumer store traffic and the economy.

Net sales of Musical Instrument products was $2.9 million during the second quarter of 2002, an increase of $400,000, or 18%, from the $2.5 million sold during the quarter ending June 30, 2001. The sales increase is caused by retailer acceptance of new product packaging and heightened interest in the new Pro series line of keyboards and drum-pads partially offset by reduced sales of sing-along products.

Net sales of Girls’ Toys declined approximately $600,000, or 19%, to $2.9 million during the second quarter ended June 30, 2002, from $3.6 million in the second quarter of 2001. The decrease reflects the decline in sales of dolls in the Pride and Joy® and Little Darlings® lines, partially offset by increases in sales of the Air Nails Salon™ girls activity toy and the Two Cute Twins™ doll (which were introduced in the  third Quarter of 2001), and increased plush toys sales, such as Kitty, Kitty, Kittens® and Frisky Kittens™.

Net sales of Boys’ Toys were down approximately $100,000, or 11%, to  $1.1 million in the second quarter ended June 30, 2002, from $1.2 million in the second quarter of 2001.   This decrease reflects slowing sales of Insector® and other older radio-controlled (“R/C”) products partially offset by increased sales of the Street Savage™ R/C and boys military toys.

Net sales of products in other categories during the second quarter ended June 30, 2002, decreased approximately $100,000, or 41%, to approximately $170,000 from approximately $270,000 in the second quarter of 2001.  The decrease is primarily related to decreased sales of preschool toys as a result of the decision to discontinue development of this line.

International net sales for the three months ended June 30, 2002, declined approximately $100,000, or 6%, to $1.8 million, from $1.9 million in the second quarter of 2001. The decrease is due to later customer requested shipment dates as a result of the depressed world-wide economy, manufacturers selling direct to retailers, and the continued strength of the U.S. dollar as compared to some other currencies, partially offset by the initial introduction of some products into the international market.

Gross profit.  Gross profit increased approximately $600,000, or 30%, to $2.5 million for the second quarter ended June 30, 2002, from $1.9 million in the second quarter of 2001.  Gross profit as a percentage of net sales increased to 28.0% in the second quarter ended June 30, 2002, from 20.5% in the second quarter of fiscal 2001.  The gross profit dollar and gross profit as a percentage of net sales increase is due primarily the following events that occurred in the second quarter of 2001;  the Company experienced delays in shipping of new, higher margin product introductions; the Company had a sales mix tilted toward lower margin products; and the Company incurred a provision for inventory obsolescence.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased to $2.9 million in the second quarter ended June 30, 2002, compared with approximately $4.0 million for the second quarter of 2001, a decrease of approximately $1.1 million.  Included are decreases in employee expense, facility operating expense, sales commissions, and travel and entertainment expenses of approximately $250,000, $150,000, $100,000, and $75,000, respectively.  Television and print advertising expenses also decreased $300,000, as management determined that  advertising benefits would be minimized due to general consumer economic concerns.  Additionally, in 2001 the Company recorded approximately $130,000 in goodwill amortization, which is not recorded in 2002 due to the Company’s adoption of  SFAS # 142, “Goodwill and Other Intangibles”.  See Significant Accounting Policies.

Interest expense.  Interest expense during the second quarter ended June 30, 2002, decreased to approximately $250,000 from approximately $280,000 in the second quarter of 2002 due to lower interest rates in 2002 as compared to the same period in 2001.

Six Months Ended June 30, 2002, Compared to the Six Months Ended June 30, 2001

Net sales.  Net sales for the six months ended June 30, 2002, decreased $2.0 million, or 12%, to $14.1 million, from $16.1 million in the comparable period in 2001.  Sales were down in nearly all product categories, as retailers continued to focus on minimizing inventory due to the slow retail climate. See “Seasonality”.

Net sales of Youth Communications products during the six months ended June 30, 2002, decreased approximately $840,000, or 22%, to $2.9 million from $3.8 million in the first six months of 2001. The reduced sales reflects a major customer’s focus on changing from youth communication SKU’s to products in a different category.

Net sales of Musical Instrument products was $3.4 million during the first six months of 2002, an increase of $60,000, or 2%, from the $3.3 million sold during the six months ending June 30, 2001. This small increase reflects the  second quarter introduction of new product packaging and the new Pro series line of products, offset by the  first quarter sales decline as customers waited to purchase the re-packaged products.

Net sales of Girls’ Toys declined approximately $500,000, or 8%, to $6.0 million during the first six months ended June 30, 2002, from $6.5 million during the comparable period in 2001. The decrease reflects reduced sales of the Elite™, Little Darlings® and Pride and Joy® doll lines, partially offset by increased sales of the Two Cute Twins™ doll, Air Nails Salon™ activity toy, Sassy Secrets™ doll (introduced in the first quarter of 2002) and plush toys Kitty, Kitty, Kittens® and Frisky Kittens™.

Net sales of Boys’ Toys decreased approximately $600,000, or 30%, to $1.4 million in the first six months ended June 30, 2002, from $2.0 million in the first six months of 2001. The decrease reflects increases in sales of boys military products and the Street Savage™ R/C, offset by decreases in sales of  the Insector® R/C.  Additionally, the decrease includes the effect of close-out sales of Data Dawg™ in the first quarter of 2001.

Net sales of products in other categories during the first six months ended June 30, 2002, decreased approximately $200,000, or 35%, to approximately $370,000 from approximately $570,000 in the first six months of 2001.  The sales decrease is due to reduced sales of video phones and pre-school products, both of which have been eliminated from the 2002 product line, based upon a determination by the Company that these products do not match with the future direction of the Company’s product line.

International net sales for the six months ended June 30, 2002, increased $100,000, or 4%, to $2.9 million, from $2.8 million in the first six months of 2001. The increase reflects the earlier introduction of spring product into the international market, offset by later customer requested ship dates of Christmas items, and the continued strength of the U.S. dollar as compared to some other currencies.

Gross profit.  Gross profit decreased approximately $100,000, or 3%, to $3.6 million for the first six months ended June 30, 2002, from $3.7 million in the first six months of 2001.  Gross profit as a percentage of net sales increased to 25.5% in the first six months ended June 30, 2002, from 23.0% in the first six months of fiscal 2001. The decrease in gross profit dollars results from the decrease in sales, partially offset by the increase in gross profit as a percentage of sales.  This percentage increase reflects changes in the 2002 sales mix toward higher margin products versus the same period in 2001 and fewer close-out sales at lower margins than the Company experienced in 2001.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased to $6.0 million in the first six months ended June 30, 2002, compared with $8.0 million for the first six months of fiscal 2001, a decrease of $2.0 million. The decrease occurred in all areas, driven primarily by reductions in employee expense, professional fees,  sales commissions, travel and entertainment expense, depreciation and office expense of approximately $400,000, $130,000, $225,000, $173,000, $100,000 and $285,000 respectively.  Advertising expense in 2002 was reduced by approximately $400,000, reflecting management’s belief that the advertising benefits would be minimized due to general consumer economic concerns. Additionally, in 2001 the Company recorded approximately $260,000 in goodwill amortization, which is not recorded in 2002 due to the Company’s adoption of  SFAS # 142, “Goodwill and Other Intangibles”.  See Significant Accounting Policies.

Interest expense.  Interest expense during the first six months ended June 30, 2002, decreased to approximately $450,000 from approximately $540,000 in the first six months of 2001 due to lower interest borrowing rates in 2002 as compared to the same period in 2001.

Liquidity and Capital Resources

The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings.  The Company’s primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

The Company’s operating activities provided net cash of $3,658,119 million during the first six months of fiscal 2002, resulting primarily from decreases in accounts receivable and inventories, and increases in accounts payable, offset by increases in prepaid expense.  Net cash used in investing activities during first six months of fiscal 2002 was $769,162 and was primarily a result of capital expenditures.  Net cash used in financing activities was approximately $2.5 million in the first six months of fiscal 2002 as a result of payments of long-term debt, partially offset by borrowings on lines of credit and net borrowings from related parties.  The Company’s working capital as of June 30, 2002, was $4.3 million and unrestricted cash was $660,000 compared to working capital of $3.0 million and unrestricted cash of $90,000 as of June 30, 2001.

The seasonal nature of the toy business results in complex working capital needs.  The Company’s working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the last two fiscal quarters.  To manage these working capital requirements, the Company maintains credit facilities collateralized principally by accounts receivable and inventory.  The Company currently maintains a line of credit facility with Dao Heng Bank Limited (the “Dao Heng Credit Facility”), a line of credit facility with Standard Chartered Bank [Hong Kong] (the “Standard Chartered Facility”) and a revolving credit facility with Sunrock Capital Corp. (the

“Revolver”).  As of  August 12, 2002, the Company had additional eligible borrowing capacity of $100,000 under the Revolver.

The Standard Chartered Facility was entered into the 29th day of April, 2002, and affords the Company a credit limit in the aggregate of up to HKD$19,000,000 (approximately US$2,436,000 at June 30, 2002) in the form of a line of credit financing facility based on actual shipments of product and on opened letters of credit.  The facility is similar to the Dao Heng facility.

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

In connection with the acquisition of Meritus Industries, Inc., in January 2000, the Company borrowed $5 million from MVII, evidenced by a promissory note dated January 7, 2000 (the “MVII Note”).  The Company reborrowed on March 6, 2002 and May 21, 2002, a total of $1,000,000 of the original principal that the Company had paid on the MVII Note.  The proceeds were used to finance the normal business operations of the Company.

The Company and Sunrock amended the Revolver on June 12, 2002, thereby extending the Seasonal Inventory Advance and lowering the required thresholds in the Net Worth and Net Income covenants.  The Company is in compliance with the quarterly financial covenants of the Revolver..  If the Company falls out of compliance with the financial covenants of the Revolver, based on the historical relationship with Sunrock, the Company believes it would be able to either obtain a waiver of such covenants or amend the Revolver.  In the event the Company were out of compliance with the Revolver and could not obtain a waiver or an amendment, the Company believes it would be able to obtain alternative financing to maintain normal business operations.

The Company is obligated to make future minimum royalty payments under certain of its license agreements.  As of June 30, 2002, the Company was required to make an aggregate of approximately $168,750 in payments of guaranteed royalties under certain licenses in fiscal 2002 and $150,000 thereafter through fiscal 2003.

The Company has budgeted approximately $1.3 million for capital expenditures for fiscal 2002 consisting primarily of purchases of tools, molds and information technology systems.  Based on projected fiscal 2002 operating results, the Company believes cash flows from operations and available borrowings under the Revolver, the Dao Heng Credit Facility and the Standard Chartered Facility  will be sufficient to meet the Company’s operating cash requirements and fund its anticipated capital expenditures.  However, there can be no assurance the Company will meet its projected operating results.  In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions, as well as other factors.

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

Seasonal Financing

The Company’s financing of seasonal working capital typically peaks in the third quarter of the year, when accounts receivable are at their highest due to increased sales volume and sales programs, and when inventories are at their highest in anticipation of expected second half sales volume.  See “Seasonality.”  The Company finances its seasonal working capital requirements by using internally generated cash and borrowings under the Dao Heng Credit Facility, the Standard Chartered Facility and the Revolver.

Cautionary Statement

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this Form 10-Q, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.  Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other words or phrases of similar terminology.  Management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by forward-looking statements, please read carefully the information under Item 1, “Risk Factors”, in the Company’s 2000 Annual Report on Form 10-K.  In addition to the Risk Factors and other important factors detailed herein and from time to time in other reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and any amendments thereto, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

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

On January 31, 2002, at the request of NASDAQ and with the agreement of MVII, the Company issued an amended and restated Investment Warrant, which amended and restated in its entirety the Investment Warrant by removing all anti-dilution provisions.  In addition, the Company and MVII entered into an Amended and Restated Registration Rights Agreement, which amended and restated in its entirety the Registration Rights Agreement, by removing all of the provisions regarding the anti-dilution provisions of the original Investment Warrant.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations  – Liquidity and Capital Resources.”

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on June 18, 2002.  At that meeting, the shareholders were presented with proposals with respect to (i) the election of directors whose three-year terms expire in 2005, and (ii) the approval and retention of Pricewaterhouse Coopers LLP as the independent public accounting firm for the fiscal year ending December 31, 2002, to perform audits and other services.  The results of the vote of the shareholders at its annual meeting are set forth below with respect to each of the proposals presented.

(i)            Messrs. E. Thomas Martin and Joseph S. Whitaker were the nominees for the class of directors whose three-year terms will expire in 2005.  Shares of the Company’s Common Stock with respect to the election of such directors were voted as follows: with respect to Mr. Martin, the number of votes that were cast for his election were 8,562,417 and the number of votes withheld were 3,809; with respect to Mr. Whitaker, the number of votes that were cast for his election were 8,562,417 and the number of votes withheld were 3,809.  Messrs. Martin and Whitaker were elected for terms expiring on the date of the annual meeting of shareholders in 2005.

(ii)           With respect to the proposal to retain PricewaterhouseCoopers LLP as the independent public accounting firm for the fiscal year ending December 31, 2002 to perform audits and other services, shares of the Company’s Common Stock were voted as follows: the number of votes cast for such proposal was 8,559,817, the number of votes cast against was 4,209, and the number of votes abstaining was 2,200.

Item 5.    Other Information

On February 14, 2002, the Company received notice from The Nasdaq Stock Market, Inc. that the Company’s common stock had closed below the minimum of $1.00 per share requirement for continued inclusion on the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4) (the “Rule”).  Although the Company was not in compliance with the Rule on August 13, 2002, the Company met the initial listing criteria for the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A), and thus the Company will be granted an additional 180 calendar day grace period to demonstrate compliance with the Rule.  Upon the expiration of the grace period, the Company will receive notification that its securities will be de-listed if it is not in compliance with the Rule during such additional 180 day period.  If this occurs, the Company may appeal the de-listing determination to a  Nasdaq Listing Qualifications Panel.

On August 5, 2002, the Company completed its relocation to its new corporate headquarters located at 10110 West Sam Houston Parkway, South, Suite 150, Houston, TX 77099, pursuant to a 67 month lease commencing April 1, 2002. The Company's lease on its previous office/warehouse location terminates on August 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K

a)   Exhibits

The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

b)   Reports on Form 8-K

There were no reports on Form 8-K filed by the Company in the second quarter ending June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSI Toys, Inc.

Dated: August 13, 2002		/s/ JOSEPH S. WHITAKER
Joseph S. Whitaker
President and Chief Executive Officer

Dated: August 13, 2002	By:	/s/ ROBERT L. WEISGARBER
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

*10.5	Banking Facility Agreement by and between Standard Chartered Bank and the Company dated April 29, 2002

*10.6	Memorandum of Reborrowing of Principal by and between the Company and MVII, LLC dated May 21, 2002.

*10.7	Amendment No. 9 dated June 12, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company.

*99.1	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63, Title 18 of the United States Code for the period ending June 30, 2002.

*99.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63, Title 18 of the United States Code for the period ending June 30, 2002.

(1)	Filed as a part of the Registrant’s Registration Statement on Form S-1 (No. 333-23961) and incorporated herein by reference.

*	Filed herewith.