Form 10-Q
period 2002-09-30
DSI TOYS INC
filed 2002-11-15
CIK 1034257

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of November 12, 2002, 10,866,365 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

DSI Toys, Inc.

Consolidated Balance Sheet

	September 30 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$1,602,249	$284,637
Accounts receivable, net	11,414,071	8,767,550
Inventories	9,407,746	6,739,920
Prepaid expenses	3,284,552	1,981,592
Deferred income taxes	—	893,000
Total current assets	25,708,618	18,666,699

Property and equipment, net	2,241,095	1,769,284
Deferred income taxes	—	1,312,000
Goodwill, net	9,241,128	9,241,128
Other assets	822,602	323,624
Total assets	$38,013,443	$31,312,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,661,154	$6,580,780
Current portion of long-term debt	9,702,055	1,120,650
Current portion of long-term debt due to a related party	951,685	1,751,485
Income taxes payable	168,760	69,638
Total current liabilities	29,483,654	9,522,553

Long-term debt	—	9,210,390
Long-term debt due to a related party	4,797,547	3,289,552
Deferred income taxes	156,642	156,642
Total liabilities	34,437,843	22,179,137

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 10,866,365 and 9,066,365 shares issued and outstanding, respectively at September 30, 2002 and December 31, 2001	108,664	90,664
Additional paid-in capital	7,855,465	5,173,465
Common stock warrants	102,500	2,802,500
Accumulated other comprehensive loss	(79,374)	(70,928)
Accumulated earnings (deficit)	(4,411,655)	1,137,897
Total shareholders’ equity	3,575,600	9,133,598
Total liabilities and shareholders’ equity	$38,013,443	$31,312,735

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	$20,683,800	$29,927,783	$34,824,317	$46,065,190
Costs of goods sold	16,721,603	21,203,145	27,255,720	33,622,175
Gross profit	3,962,197	8,724,638	7,568,597	12,443,015
Selling, general and administrative expenses	4,386,867	5,192,933	10,353,689	13,169,780
Operating income (loss)	(424,670)	3,531,705	(2,785,092)	(726,765)
Interest expense	(198,773)	(326,668)	(649,037)	(864,358)
Other income	6,912	107,316	89,577	167,106
Income (loss) before income taxes	(616,531)	3,312,353	(3,344,552)	(1,424,017)
Benefit (expense) from income taxes	(3,132,527)	(1,331,064)	(2,205,000)	374,029
Net profit (loss)	$(3,749,058)	$1,981,289	$(5,549,552)	$(1,049,988)

Basic earnings per share
Earnings (loss) per share	$(0.38)	$0.22	$(0.59)	$(0.12)
Weighted average shares outstanding	9,868,539	9,066,365	9,335,708	9,066,365

Diluted Earnings per share
Earnings (loss) per share	$(0.38)	$0.22	$(0.59)	$(0.12)
Weighted average shares outstanding	9,868,539	9,066,365	9,335,708	9,066,365

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,549,552)	$(1,049,988)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	743,836	997,706
Amortization and write-off of debt discount and issuance costs	38,522	34,783
Amortization of goodwill	—	385,047
Provision for doubtful accounts, net	4,490	43,144
Loss (gain) on abandonment or sale of equipment	26,437	(23,617)
Deferred income taxes	2,205,000	(369,391)
Changes in assets and liabilities:
Restricted cash	—	(300,000)
Accounts receivable	(2,651,011)	(8,651,938)
Inventories	(2,667,826)	(5,981,084)
Income taxes payable	99,122	74,734
Prepaid expenses	(1,302,960)	(402,838)
Accounts payable and accrued liabilities	12,080,374	9,817,872
Net cash provided (used) by operating activities	3,026,432	(5,425,570)

Cash flows from investing activities:
Capital expenditures	(1,242,084)	(535,824)
Proceeds from sale of equipment	—	94,592
Decrease (increase) in other assets	(537,500)	5,681
Net cash used in investing activities	(1,779,584)	(435,551)

Cash flows from financing activities:
Net borrowings under revolving lines of credit	2,279,425	1,673,439
Net borrowings (payments) on long-term debt	(2,908,410)	1,999,685
Borrowings (payments) of long-term debt due to related party	708,195	(372,790)
Net proceeds from issuance of warrants	—	2,700,000
Debt and stock issue costs	—	(117,500)
Net cash provided by financing activities	79,210	5,882,834

Effect of exchange rate changes on cash	(8,446)	(49,006)
Net increase (decrease) in cash	1,317,612	(27,293)
Cash and cash equivalents, beginning of period	284,637	177,682
Cash and cash equivalents, end of period	$1,602,249	$150,389

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

			Additional Paid-in Capital	Warrants	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Totals

	Common Stock
	Shares	Amount
Balance, December 31, 2000	9,066,365	$90,664	$5,173,465	$102,500	$(27,062)	$2,587,415	$7,926,982

Comprehensive loss:
Net loss						(1,449,518)	(1,449,518)
Foreign currency translation adj. net of tax					(43,866)		(43,866)
Comprehensive loss							(1,493,384)
Warrants issued				2,700,000			2,700,000
Balance, December 31, 2001	9,066,365	90,664	5,173,465	2,802,500	(70,928)	1,137,897	9,133,598

Comprehensive loss:
Net loss						(1,313,414)	(1,313,414)
Foreign currency translation adj. net of tax					(1,611)		(1,611)
Comprehensive loss							(1,315,025)
Balance, March 31, 2002	9,066,365	90,664	5,173,465	2,802,500	(72,539)	(175,517)	7,818,573

Comprehensive loss:
Net loss						(487,080)	(487,080)
Foreign currency translation adj. net of tax					2,853		2,853
Comprehensive loss							(484,227)
Balance, June 30, 2002	9,066,365	90,664	5,173,465	2,802,500	(69,686)	(662,597)	7,334,346

Comprehensive loss:
Net loss						(3,749,058)	(3,749,058)
Foreign currency translation adj. net of tax					(9,688)		(9,688)
Comprehensive loss							(3,758,746)
Warrants exercised	1,800,000	18,000	2,682,000	(2,700,000)
Balance, September 30, 2002	10,866,365	$108,664	$7,855,465	$102,500	$(79,374)	$(4,411,655)	$3,575,600

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of DSI Toys, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10–Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001.

In the opinion of the Company’s management, all adjustments necessary for the fair presentation of the results of operations for all periods reported have been included.  Such adjustments consist only of normal recurring items.

The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results expected for the full year ending December 31, 2002.

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

Deferred Taxes – The Company recorded a $3.1 million charge to establish an additional valuation allowance for its deferred tax assets in the third quarter of fiscal 2002.  The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”, which places primary importance on the Company's cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance.

The primary factors considered in evaluating the realizability of the deferred tax assets and establishing the valuation allowance were continued operating losses for the Company through September 30, 2002, the Company’s projection of future operating results and the number of years it will take to recover the tax assets in a difficult market.  This evaluation provides sufficient negative evidence to establish an additional valuation allowance under the provisions of SFAS 109.  The Company intends to maintain a full valuation allowance for its deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the allowance.  The establishment of this valuation allowance in no way affects the Company’s ability to reduce future tax expense through utilization of net operating losses and foreign income tax credits.

Impairment of assets - The Company reviews for the impairment of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill has been amortized over 20 years using the straight-line method in 2001.  In 2002, the Company adopted Statement of Financial Accounting Standards, No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which eliminates amortization of goodwill beginning in January 2002 and requires an annual impairment assessment based on its estimated fair value, using future discounted cash flow and other factors.  The initial December 31, 2001, fair value assessment was completed by an independent company during the first quarter of 2002.  Based on this review an impairment adjustment is not required. Pursuant to FAS 142, the annual impairment assessment on the estimated fair value of the Company’s goodwill will be performed by an independent company at the end of the fourth quarter of 2002.

3.                                      Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2002	December 31, 2001

Trade receivables	$14,818,890	$12,717,550
Provisions for:
Discounts and markdowns	(1,156,921)	(1,472,706)
Return of defective goods	(514,534)	(777,294)
Doubtful accounts	(1,733,364)	(1,700,000)
Accounts receivable, net	$11,414,071	$8,767,550

4.                                      Segment Information

Financial information for the nine months ended September 30, 2002 and 2001 is as follows:

	United States	Hong Kong	Consolidated
Nine months ended September 30, 2002:
Net sales	$11,994,419	$22,829,898	$34,824,317
Operating income (loss)	(3,671,277)	886,185	(2,785,092)
Total assets at September 30, 2002..	29,095,505	8,917,938	38,013,443

Nine months ended September 30, 2001:
Net sales	$16,717,170	$29,348,020	$46,065,190
Operating income (loss)	(3,056,134)	2,329,369	(726,765)
Total assets at September 30, 2001	35,689,159	9,103,927	44,793,086

5.                                      Liquidity

The Company’s net losses for the nine months ended September 30, 2002, resulted in the Company being out of compliance with certain financial covenants required under the revolving credit facility between Sunrock Capital Corp. (“Sunrock”) and the Company (the “Revolver”).  Therefore, the Company’s $6.3 million debt under the Revolver as of September 30, 2002, has been reclassified as a current liability.  As a result, the Company’s current liabilities exceeded its current assets by $3.8 million as of September 30, 2002. If Sunrock were to accelerate the Revolver, the $6.3 million debt would become immediately due and payable.

The Company is in negotiations with Sunrock to amend the Revolver to bring the Company back into compliance.  The Company’s viability as a going concern is dependent upon successful negotiations with Sunrock or a substantial capital infusion. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To the extent the Company’s cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to successfully raise additional capital through additional equity infusion or the issuance of debt.  However, there can be no assurance the Company will meet its projected operating results or be successful either in obtaining additional capital, or amending the Revolver.  The Company’s executive management believes that the Company will be able to either amend the Revolver or obtain necessary additional capital to allow the Company to continue its normal operations for the forseeable future.

6.                                      Warrant Conversion

On August 21, 2002, MVII, LLC (“MVII”), a California limited liability company controlled by E. Thomas Martin, converted a prepaid Investment Warrant into 1.8 million shares of Common Stock. Upon issuance of these shares, MVII directly owned 5,994,238 shares of Common Stock.

7.                                      Recent Accounting Pronouncements

In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective on January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2002, SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment to FASB No. 13, and Technical Corrections” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated, references to the “Company” refer to DSI Toys, Inc. and its  wholly-owned Hong Kong subsidiary, DSI (HK) Limited (“DSI(HK)”). Former wholly-owned subsidiaries Meritus Industries Limited, RSP Products Limited and Elite Dolls Limited, all of whose operations were transferred to DSI(HK) on January 7, 2000, were liquidated, as planned, effective October 22, 2002. The terms “fiscal year” and “fiscal” refer to the Company’s fiscal year, which is the year ending December 31 of the calendar year mentioned (e.g., a reference to fiscal 2001 is a reference to the fiscal year ended December 31, 2001).

General

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, and the information included elsewhere herein.

The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products.  Core product lines include Tech-Link® fun electronic gadgets for kids, Kawasaki® electronic musical instruments, GearHead® remote control vehicles, LazerDoodle™, the electronic drawing toy, and a full range of special feature doll brands including Somersault Sara™, Too Cute Twins™, Childhood Verses™, Pride & Joy®, Little Darlings®, along with interactive plush products including Kitty Kitty Kittens®, Frisky Kittens™, Puppy Puppy Puppies®, and girls’ activity products such as Twist and Twirl Braider™.

The Company has four major product categories: Youth Electronics (formerly Youth Communications), Musical Instruments, Girls’ Toys and Boys’ Toys.

Youth Electronics

The Youth Electronics product line includes walkie-talkies, wristwatch walkie-talkies, audio products and novelty electronic products.  The category brands include Tech-Link® and Micro Link® communications products,  bike alarms, and the Company’s new BioScan™ Room Guardian™.

Musical Instruments

The Musical Instrument line includes the branded line of KAWASAKI® guitars, drum pads, saxophones and keyboards.  The Company successfully completed negotiations and amended its license agreement with Kawasaki Motors Corp., U.S.A., allowing the Company to continue to utilize the KAWASAKI® trademark, as well as other marks, on toy musical instruments, and other products,  through December 31, 2007.

Girls’ Toys

The Girls’ Toys product category includes dolls, interactive plush toys, play sets, accessories, and girls’ activity toys.  The Girls’ Toys portfolio of brands includes Somersault Sara™, Too Cute Twins™, Childhood Verses™, Pride & Joy®, Little Darlings®, along with interactive plush products including Kitty Kitty Kittens®, Frisky Kittens™, Puppy Puppy Puppies®, and girls’ activity products such as Twist and Twirl Braider™.

Boys’ Toys

The Boys’ Toys product category includes radio control and infra-red control vehicles.  The brands in this product category are GearHead® radio control vehicles, including the bat-like Dual Fusion™, Insector®, and the unique ultra-articulated Street Savage™.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	80.8	70.8	78.3	73.0
Gross profit	19.2	29.2	21.7	27.0
Selling, general and administrative expenses	21.2	17.4	29.7	28.6
Operating income (loss)	(2.0)	11.8	(8.0)	(1.6)
Interest expense	(1.0)	(1.1)	(1.9)	(1.9)
Other income (expense)	0.0	0.4	0.3	0.4
Income (loss) before income taxes	(3.0)	11.1	(9.6)	(3.1)
Benefit (expense) from income taxes	(15.1)	(4.5)	(6.3)	0.8
Net income (loss)	(18.1)%	6.6%	(15.9)%	(2.3)%

Three Months Ended September 30, 2002, Compared to the Three Months Ended September 30, 2001

Net sales. Net sales for the three months ended September 30, 2002, decreased approximately $9.2 million, or 31%, to $20.7 million, from $29.9 million in the third quarter of 2001.  All product categories decreased except Musical Instruments, reflecting the overall sluggish U.S. retail climate, some shifts in consumer preferences that were not met by the Company’s product line and  production delays which limited the availability of key products for shipment. The production delays were the result of several factors, including the engineering complexity of certain products, longer than expected development cycles for key items, and the failure of certain factories to meet production run schedules.

Net sales of Youth Electronics products during the third quarter ended September 30, 2002, decreased approximately $4.0 million, or 59%, to $2.8 million from $6.8 million in the third quarter of 2001.  The significant decrease is due to a category shift to more role-play and spy related products, as well as price pressures due to the availability of less expensive family radio service (“FRS”) walkie-talkie products.

Net sales of Musical Instrument products was $7.5 million during the third quarter of 2002, an increase of $1.5 million or 25%, from the $6.0 million sold during the quarter ended September 30, 2001.  Sales of new folding keyboards and drum-pads introduced this quarter, combined with the new Pro series line of keyboards and drum-pads, drove the increase, offsetting decreases in products de-emphasized in the line, such as musical guitars, sax-a-booms, and sing-a-long products.

Net sales of Girls’ Toys declined approximately $6.4 million, or 47%, to $7.2 million during the third quarter ended September 30, 2002, from $13.6 million in the third quarter of 2001.  The primary contributors to the decrease were the declining sales of the Pride and Joy® and Elite® doll lines, Susie-So-Smart™, a 2001 television promoted doll, and the girls activity toy Air Nails Salon™, which were partially offset by sales of the new 2002 television promoted doll Somersault Sara™.  Delays in the availability of Somersault Sara™ due to the complexity of the item and problems with the manufacturer led to lower than expected sales and margins on this item in the third quarter.

Net sales of Boys’ Toys were down approximately $1.5 million, or 52%, to $1.4 million in the third quarter ended September 30, 2002, from $2.9 million in the third quarter of 2001.  This decrease is primarily due to slowing sales of the Insector® radio-controlled (“R/C”) product, introduced in 2000.

Net sales of products in other categories during the third quarter ended September 30, 2002, increased approximately $1.2 million, or 205%, to $1.8 million from $600,000 in the third quarter of 2001.  The increase reflects the introduction of the new electronic drawing toy, LazerDoodle™, which was partially offset by decreases in preschool products and other electronic games.

International net sales for the three months ended September 30, 2002, declined approximately $2.3 million, or 34%, to $4.5 million from $6.8 million in the third quarter of 2001.  The decrease is due to the depressed world-wide economy, manufacturers selling knock-off products, and political instability in several countries and regions.

Gross profit. Gross profit decreased $4.7 million, or 54%, to $4.0 million from $8.7 million in the third quarter of 2001.  Gross profit as a percentage of net sales decreased to 19.2% in the third quarter ended September 30, 2002, from 29.2% in the third quarter of fiscal 2001.  The gross profit dollar decrease reflects the decline in sales activity, as compared to last year, while the gross profit as a percentage of net sales decrease over the same period in 2001 reflects price pressures related to the retail climate, an obsolesence allowance for slow-moving inventory and the delay in shipping several higher-margin products due to production delays.  To meet the required delivery dates of certain key customers, the Company utilized air freight, which is more expensive than ocean cargo rates, to deliver goods to the United States.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $4.4 million in the third quarter ended September 30, 2002, compared with $5.2 million for the third quarter of 2001, a decrease of approximately $800,000.  Included are decreases in employee expense, professional fees, sales commissions and facility operating expense, of approximately $350,000, $100,000, $140,000, and $160,000, respectively.  Television and print advertising in total in the third quarter of 2002 was consistent with 2001, though more weighted toward television versus print advertising.  Additionally, in 2001 the Company recorded approximately $130,000 in goodwill amortization, which is not recorded in 2002 due to the Company’s adoption of SFAS #142, “Goodwill and Other Intangibles”.  See Significant Accounting Policies.

Interest expense. Interest expense during the third quarter ended September 30, 2002, decreased to approximately $200,000 from $325,000 in the third quarter of 2001 due to lower interest rates in 2002 as compared to the same period in 2001.

Income taxes. Income tax expense of $3.1 million for the three months ended September 30, 2002, increased $1.8 million compared to the corresponding period last year.  The increase is due to a charge of $3.1 million to establish an additional valuation allowance for deferred tax assets, offset by the tax expense recorded on the operating profit for the three months ended September 30, 2001.  Although management expects that the Company will generate sufficient taxable income in future years to fully utilize its net operating losses and foreign income tax credits, such expectation is not a certainty.

In accordance with SFAS 109, the Company established an additional valuation allowance for its net deferred tax assets based on its cumulative operating results in the most recent three-year period, estimated future taxable income and the volatility and seasonality of earning of the industry in which it operates.  This evaluation provides sufficient negative evidence to establish an additional valuation allowance.  The Company will continue to reserve all of its deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support  reversal of the allowance.  This valuation allowance in no way affects the Company’s ability to reduce future tax expense through utilization of net operating losses and foreign income tax credits.

Nine Months Ended September 30, 2002, Compared to the Nine Months Ended September 30, 2001

Net sales. Net sales for the nine months ended September 30, 2002, decreased $11.2 million, or 24%, to $34.8 million from $46.0 million in the comparable period in 2001.  The decrease is primarily due to the continued  overall sluggish U.S. retail climate, shifts in consumer preferences that were not met by the Company’s product line and  production delays which limited the availability of key products for shipment.  The production delays were the result of several factors, including the engineering complexity of certain products, longer than expected development cycles for key items and the failure of certain factories to meet production run schedules.

Net sales of Youth Electronics products during the nine months ended September 2002, decreased approximately $4.8 million, or 45%, to $5.7 million from $10.5 million in the first nine months of 2001.  The reduced sales reflects a category shift to role-play and spy related products, as well as price pressures due to the availability of less expensive FRS products.

Net sales of Musical Instrument products was $11.1 million during the first nine months of 2002, an increase of $1.7 million or 19%, from the $9.4 million sold during the nine months ending September 30, 2001.  This increase reflects the 2002 third quarter introduction of new folding musical instruments, plus the new Pro Series lines of keyboards and drum-pads, which was partially offset by declines in sing-a-long products and other de-emphasized musical instruments.

Net sales of Girls’ Toys declined approximately $7.1 million, or 35%, to $13.1 million during the first nine months ended September 30, 2002, from $20.2 million during the comparable period in 2001.  The decrease reflects reduced sales of the Elite®, Little Darlings® and Pride and Joy® doll lines, and the Air Nails Salon™ girls activity toy, partially offset by increased sales of television promoted dolls, including Somersault Sara™.  Sales of Two Cute Twins™, introduced in 2001, continues to be strong and on par with 2001. Delays in the availability of Somersault Sara™ due to the complexity of the item and problems with the manufacturer led to lower than expected sales and margins on this item in the third quarter.

Net sales of Boys’ Toys decreased approximately $2.0 million, or 42%, to $2.8 million in the first nine months ended September 30, 2002, from $4.8 million in the first nine months of 2001.  The decrease reflects slowing sales of the Insector® R/C vehicle, introduced in 2000, and 2001 close-out sales of Data-Dawg, which were partially offset by increased sales of Street Savage™ and boys military products.

Net sales of products in other categories during the first nine months ended September 30, 2002, increased $1.0 million, or 81%, to $2.1 million from $1.1 million in the first nine months of 2001.  The increase is primarily driven by sales of doorbells and the new drawing-toy, LazerDoodle™, introduced in the third quarter of 2002,  partially offset by decreases in sales of preschool and other electronic games.

International net sales for the nine months ended September 30, 2002, decreased $2.2 million, or 23%, to $7.4 million, from $9.6 million in the first nine months of 2001.  The decreased sales reflects the soft overall world retail market, the effect of exchange rate issues, competition with knock-offs of proprietary products, and political instability in several countries and regions.

Gross profit. Gross profit decreased approximately $4.8 million, or 39%, to $7.6 million for the first nine months ended September 30, 2002, from $12.4 million in the first nine months of 2001.  Gross profit as a percentage of net sales decreased to 21.7% from 27.0% in the first nine months of fiscal 2001.  The gross profit dollar decrease resulted from the decrease in sales, while the decrease in gross profit as a percentage of net sales primarily reflects price pressures related to the retail climate, an obsolescence allowance charge for slow-moving inventory, and the delay in shipping several higher-margin products due to production delays.  To meet the required delivery dates of certain key customers, the Company utilized air freight, which is more expensive than ocean cargo rates, to deliver goods to the United States.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $10.3 million in the first nine months of 2002, compared with $13.2 million for the first nine months of fiscal 2001, a decrease of $2.9 million, or 21%. The decrease occurred in all areas, driven primarily by reductions in employee expense, professional fees, sales commissions, travel and entertainment expense, depreciation and office expense of approximately $760,00, $225,000, $360,000, $160,000, $135,000 and $375,000, respectively.  Advertising expense in 2002 declined $380,000, reflecting less spending in the first two quarters of 2002 due to general consumer economic concerns.  Additionally, in 2001 the Company recorded approximately $385,000 in goodwill amortization, which is not recorded in 2002 due to the Company’s adoption of SFAS#142, “Goodwill and Other Intangibles.”  See Significant Accounting Policies.

Interest expense. Interest expense during the first nine months ended September 30, 2002, decreased to approximately $650,000 from $860,000 in the first nine months of 2001 due to lower interest borrowing rates in 2002 compared to the same period in 2001.

Income taxes. Income tax expense of $2.2 million for the nine months ended September 30, 2002 increased $2.6 million compared to the corresponding period last year.  The increase is due to a charge of $3.1 million during the quarter ended September 30, 2002 to establish an additional valuation allowance for deferred tax assets. See discussion of Significant Accounting Policies-Deferred Taxes.

 Liquidity and Capital Resources

The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings.  The Company’s primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

The Company’s operating activities provided net cash of $3.0 million during the first nine months of fiscal 2002, resulting primarily from increases in accounts payable, offset by increases in accounts receivable, inventories  and prepaid expenses.  Net cash used in investing activities during the first nine months of fiscal 2002 was $1.8 million and was primarily a result of capital expenditures.  Net cash used in financing activities was approximately $80,000 in the first nine months of fiscal 2002 as a result of payments of long-term debt, partially offset by borrowings on lines of credit and net borrowings from related parties.   Unrestricted cash was $1.6 million as of September 30, 2002, versus $150,000 as of September 30, 2001.

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

The Revolver.

The Company’s net losses for the nine months ended September 30, 2002, resulted in the Company being out of compliance with certain financial covenants required under the Revolver.  Therefore, the Company’s $6.3 million debt under the Revolver as of September 30, 2002, has been reclassified as a current liability.  As a result, the Company’s current liabilities exceeded its current assets by $3.8 million as of September 30, 2002. If Sunrock were to accelerate the Revolver, the $6.3 million debt would become immediately due and payable.

The Company is in negotiations with Sunrock to amend the Revolver to bring the Company back into compliance. The Company’s viability as a going concern is dependent upon successful negotiations with Sunrock or a substantial capital infusion. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To the extent the Company’s cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to successfully raise additional capital through additional equity infusion or the issuance of debt.  However, there can be no assurance the Company will meet its projected operating results or be successful either in obtaining additional capital, or amending the Revolver.  The Company’s executive management believes that the Company will be able to either amend the Revolver or obtain necessary additional capital to allow the Company to continue its normal operations for the forseeable future.

Additional Financing.

The Standard Chartered Facility was entered into on April 29, 2002, and affords the Company a credit limit in the aggregate of up to HKD 19,000,000 (approximately US $2.4 million as of September 30, 2002) in the form of a line of credit financing facility based on actual shipments of product and opened letters of credit.  The facility is similar to the Dao Heng facility.

On March 19, 2001, the Company issued to MVII, LLC (“MVII”), an Investment Warrant to acquire 1.8 million shares of the Company’s Common Stock at a purchase price of $2.7 million.  The Investment Warrant was exercisable in whole or in part for a ten-year period beginning on June 3, 2002.  In connection with the issuance of the Investment Warrant, the Company and MVII entered into a Registration Rights Agreement, pursuant to which MVII was granted certain piggyback registration rights with respect to the shares of the Common Stock underlying the Warrant.  Shares of Common Stock acquired by MVII upon exercise of the Warrant are subject to the terms of a Shareholders’ and Voting Agreement dated as of April 5, 1999, among MVII and certain of the Company’s other shareholders.  Proceeds from the sale of the Investment Warrant were used by the Company for current working capital.

On January 31, 2002, at the request of Nasdaq and with the agreement of MVII, the Company issued an amended and restated Investment Warrant, which amended and restated in its entirety the Investment Warrant by removing all anti-dilution provisions.  In addition, the Company and MVII entered into an Amended and Restated Registration Rights Agreement, which amended and restated in its entirety the Registration Rights Agreement, by removing all of the provisions regarding the anti-dilution provisions of the original Investment Warrant. On August 21, 2002, MVII converted the pre-paid Investment Warrant into 1.8 million shares of Common Stock.  Upon issuance of these shares, MVII directly owned 5,994,238 shares of Common Stock.

In connection with the acquisition of Meritus Industries, Inc., in January 2000, the Company borrowed $5 million from MVII, evidenced by a promissory note dated January 7, 2000 (the “MVII Note”).  The Company re-borrowed on March 6, 2002 and May 21, 2002, a total of $1.0 million of the original principal that the Company had paid on the MVII Note.  The proceeds were used to finance the normal business operations of the Company.

On August 19, 2002, the Company executed a Guarantee in favor of Standard Chartered Bank, guaranteeing the Standard Chartered Facility up to an amount not to exceed HKD 19,000,000 (approximately US$2.4 million at September 30, 2002).  The Revolver was amended on August 14, 2002, to permit this Guarantee.

The Company is obligated to make future minimum royalty payments under certain of its license agreements.  As of September 30, 2002, the Company was required to make an aggregate of approximately $150,000 in payments of guaranteed royalties under certain licenses in fiscal 2002 and $760,000 thereafter through fiscal 2007.  Included in these amounts, are minimum royalties due Kawasaki under a September 11, 2002 amendment to the original license agreement, extending the license through 2007.

The Company made approximately $1.2 million in capital expenditures in fiscal 2002 consisting primarily of purchases of tools, molds and information technology systems.  It is not anticipated that additional 2002 capital expenditures, if any, will be substantial.

Recent Accounting Pronouncements

In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective on January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2002, SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities “ was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Seasonal Financing

The Company’s financing of seasonal working capital typically peaks in the third quarter of the year, when accounts receivable are at their highest due to increased sales volume and sales programs, and when inventories are at their highest in anticipation of expected second half sales volume.  See “Seasonality.”  The Company has previously financed its seasonal working capital requirements by using internally generated cash and borrowings under the Dao Heng Credit Facility, the Standard Chartered Facility and the Revolver.

Cautionary Statement

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this Form 10-Q, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.  Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other words or phrases of similar terminology.  Management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by forward-looking statements, please read carefully the information under Item 1, “Risk Factors”, in the Company’s 2001 Annual Report on Form 10-K, and any amendments thereto.  In addition to the Risk Factors and other important factors detailed herein and from time to time in other reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and any amendments thereto, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

Marketplace Risks

•                       Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of the Company’s products.

•                       Changes in public and consumer taste, which may negatively affect the sales of the Company’s products.

•                       Significant changes in the play patterns of children, whereby they are increasingly attracted to more developmentally advanced products at younger ages, which may affect brand loyalty and the perceived value of and demand for the Company’s products.

•                       Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of the Company’s products and the costs associated with manufacturing and distributing these products.

Financing Considerations

•                       Currency fluctuations, which may affect the Company’s reportable income.

•                       Significant changes in interest rates, both domestically and internationally, which may negatively affect the Company’s cost of financing both its operations and investments.

•                       Failure to amend the Revolver to bring the Company back into compliance with the financial covenants contained therein could cause Sunrock Capital Corp. to accelerate the debt, which would affect the Company’s viability as a going concern.

•                       To the extent the Company’s cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to successfully raise additional capital.   There can be no assurance the Company will meet its projected operating results or be successful either in obtaining additional capital or amending the Revolver.

Other Risks

•                       Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or trade restrictions, which may lead to increased costs or interruption in normal business operations of the Company.

•                       Future litigation or governmental proceedings, which may lead to increased costs or interruption in normal business operations of the Company.

•                       Labor disputes, which may lead to increased costs or disruption of any of the Company’s operations.  The work stoppage by the International Longshore and Warehouse Union on the west coast has had, and will have an impact on the delivery of the Company’s products to the United States.  See Part II, Item 5.

•                       Failure to demonstrate compliance with Nasdaq Marketplace Rules, which could cause the Company’s securities to be delisted.  See Part II, Item 5.

The risks included herein are not exhaustive.  Other sections of this Form 10–Q may include additional factors which could materially and adversely impact the Company’s business, financial condition, and results of operations.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company does not hold any investments in market risk sensitive instruments.  Accordingly, the Company believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments.

Item 4.  Controls and Procedures

With the participation of management, the Company’s President and Chief Executive Officer and its Chief Financial Officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this quarterly report.  Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports that the Company files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s management, in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Item 2.    Changes in Securities and Use of Proceeds

On March 19, 2001, the Company issued to MVII an Investment Warrant to acquire 1.8 million shares of the Company’s Common Stock at a purchase price of $2.7 million.  The Investment Warrant was exercisable in whole or in part for a ten-year period beginning on June 3, 2002. In connection with the issuance of the Investment Warrant, the Company and MVII entered into a Registration Rights Agreement, pursuant to which MVII was granted certain piggyback registration rights with respect to the shares of the Common Stock underlying the Warrant.  Shares of Common Stock acquired by MVII upon exercise of the Warrant are subject to the terms of a Shareholders’ and Voting Agreement dated as of April 5, 1999, among MVII and certain of the Company’s other shareholders.  Proceeds from the sale of the Investment Warrant were used by the Company for current working capital.

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

On August 21, 2002, MVII converted the pre-paid Investment Warrant into 1.8 million shares of Common Stock.  Upon issuance of these shares, MVII directly owned 5,994,238 shares of Common Stock.

Item 5.    Other Information

On February 14, 2002, the Company received notice from The Nasdaq Stock Market, Inc. that the Company’s common stock had closed below the minimum of $1.00 per share requirement for continued inclusion on the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4) (the “Rule”).  Although the Company was not in compliance with the Rule on August 13, 2002, the Company met the initial listing criteria for the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A), and thus on August 14, 2002, the Company was granted an additional 180 calendar day grace period to demonstrate compliance with the Rule.  Upon the expiration of the grace period, the Company will receive notification that its securities will be de-listed if it is not in compliance with the Rule during such additional 180 day period.  If this occurs, the Company may appeal the de-listing determination to a  Nasdaq Listing Qualifications Panel.

On August 5, 2002, the Company completed its relocation to its new corporate headquarters located at 10110 West Sam Houston Parkway, South, Suite 150, Houston, TX 77099, pursuant to a 67 month lease commencing April 1, 2002. The Company’s lease on its previous office/warehouse location terminated on August 31, 2002.

Due to the lack of a labor agreement between the International Longshore and Warehouse Union and the Pacific Maritime Association, there was a work stoppage on the docks of the west coast from September 27, 2002, through October 8, 2002.  The work stoppage has delayed, and will continue to delay, the delivery of the Company’s products to the United States.  This delay in delivery will have an adverse effect on the Company’s sales for 2002.  Most of the impact will be realized in the fourth quarter of 2002, and at this time the magnitude of the effect cannot be ascertained.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b)   Reports on Form 8-K

There were no reports on Form 8-K filed by the Company in the third quarter ending September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSI Toys, Inc.

Dated: November 14, 2002	By:	/s/ Joseph S. Whitaker
Joseph S. Whitaker
President and Chief Executive Officer

Dated: November 14, 2002	By:	/s/ Robert L. Weisgarber
Robert L. Weisgarber
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Joseph S. Whitaker, President and Chief Executive Officer, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of DSI Toys, Inc. (“registrant”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation  as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Joseph S. Whitaker
Joseph S. Whitaker
President and Chief Executive Officer

I, Robert L. Weisgarber, Chief Financial Officer certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of DSI Toys, Inc. (“registrant”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation  as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Robert L. Weisgarber
Robert L. Weisgarber
Chief Financial Officer

Index to Exhibits

3.1                                 Amended and Restated Articles of Incorporation of the Company.(1)

3.1.1                        Amendment to Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1.1 to the Company’s Form 10-Q for the quarterly period ended April 30, 1999), incorporated herein by reference.

3.2                                 Amended and Restated Bylaws of the Company.(1)

3.3                                 Amendment to Amended and Restated Bylaws of the Company.(1)

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

10.5                           Banking Facility Agreement by and between Standard Chartered Bank and the Company dated April 29, 2002 (filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ending June 30, 2002), incorporated herein by reference.

10.6                           Memorandum of Reborrowing of Principal by and between the Company and MVII, LLC dated May 21, 2002  (filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ending June 30, 2002), incorporated herein by reference.

10.7                           Amendment No. 9 dated June 12, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.7 to the Company’s Form 10-Q for the period ending June 30, 2002), incorporated herein by reference.

10.8*                    Amendment No. 10 dated August 14, 2002, to Loan and Security Agreement by and between Sunrock  Capital Corp. and the Company.

10.9*                    Guarantee Agreement dated August 19, 2002, by and between Standard Chartered Bank and the Company.

99.1*                    Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63, Title 18 of the United States Code for the period ending September 30, 2002.

99.2*                    Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63, Title 18 of the United States Code for the period ending September 30, 2002.

(1)                                  Filed as a part of the Registrant’s Registration Statement on Form S-1 (No. 333-23961) and incorporated herein by reference.

*                                         Filed herewith.