Form 10-K
period 2002-12-31
DSI TOYS INC
filed 2003-03-28
CIK 1034257

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002	Commission File Number: 0-22545

DSI TOYS, INC.
(Exact name of Registrant as specified in its charter)

Texas	74-1673513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10110 West Sam Houston Parkway South, Suite 150 Houston, Texas	77099
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 365-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐   No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 28, 2002 was $1,899,183.

As of  March 14, 2003 there were 10,866,365 shares of common stock, $.01 par value, outstanding.

i

PART I

ITEM 1.  BUSINESS

General Development of the Business

Except as otherwise indicated, references to the “Company” refer to DSI Toys, Inc. and its wholly owned Hong Kong subsidiary, DSI(HK) Limited (“DSI(HK)”).  The terms “fiscal year” and “fiscal” refer to the Company’s fiscal year which is the year ending December 31 of the calendar year mentioned (e.g., a reference to fiscal 2002 is a reference to the fiscal year ended December 31, 2002).  Effective December 31, 1999, the Company changed its fiscal year end from January 31 to a calendar year end.

The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products.  Core products include Tech-Link® communications products, KAWASAKI® electronic musical instruments, GearHead™ remote control vehicles, DJ Skribble®’s Spinheads™ musical figures and toys, a full range of special feature doll brands including Sweet Faith®, Pride & Joy®, Too Cute Twins® and Lovin’ Touch™ life-like dolls, Baby Knows Her Name™ talking doll, Childhood Verses™ nursery rhyme dolls, Little Darlings® dolls and Collectible Plush, including Kitty, Kitty, Kittens® and Puppy, Puppy, Puppies®.

The Company was incorporated in Texas in 1970.   Its executive offices are located at 10110 West Sam Houston Parkway South, Suite 150, Houston, Texas, 77099, telephone (713) 365-9900.  The Company’s website can be reached at http://www.DSIToys.com.

Meritus Acquisition

Effective January 7, 2000, the Company acquired by way of merger Meritus Industries, Inc. (“Meritus”), a privately held toy manufacturer, engaged in the manufacturing and marketing of dolls, doll houses, doll accessories, and girls’ toys.  As a result of the merger, the Company added the Forever Girl Friends® brand accessories for 11-1/2” fashion dolls, and Little Darlings® brand value-priced action feature dolls to its product offerings, as well as the Elite Dolls™ brand, which was created by Meritus specifically to manufacture and market Lifetime Play Dolls™, a line of exquisite 18” dolls and accessories suitable for playing or collecting.

The Company also acquired three wholly-owned Hong Kong subsidiaries in the merger with Meritus: Meritus Industries Limited, RSP Products Limited, and Elite Dolls Limited, each of which were engaged in doll manufacturing operations.  The Company transferred the operations of these entities to DSI (HK) and liquidated the three acquired subsidiaries effective October 22, 2002.

Description of Business Segments and Products

The Company has three major product categories which represent the Company’s operating segments: Juvenile Audio Products, Girls’ Toys and Boys’ Toys.  Because these operating segments all have similar economic characteristics, the Company has one reportable business segment.  For additional information with respect to the Company’s business segment reporting, see Note 13 to the Consolidated Financial Statements.

Juvenile Audio Products

The Juvenile Audio Product category consists of Youth Electronics products and Musical Instruments.  Products in the Youth Electronics line include walkie-talkies, wrist watch walkie-talkies, audio products and novelty electronic products.  The category brands include Tech-Link® communications products, walkie-talkies and bike alarms, the new BioScan™ Room Guardian™, and DJ Skribble®’s Spinheads™, a new line of musical toys.  The Musical Instrument line also includes the branded line of KAWASAKI® guitars, drum-pads, saxophones and keyboards.

Girls’ Toys

The Girls’ Toys product category includes dolls, interactive plush toys, play sets, accessories, and girls’ activity toys.  The Girls’ Toys portfolio of brands includes Baby Knows Her Name™, Lovin’ Touch™, Childhood Verses™, Pride & Joy®, and Little Darlings®, along with interactive plush products and girls’ activity products such as Twist and Twirl Braider™.

Boys’ Toys

The Boys’ Toys product category includes radio control and infra-red control vehicles.  The brands in this product category are GearHead™ radio control vehicles, including the Insector®, and the unique ultra-articulated Street Savage™ and Crazy Taxi™, based on the popular Sega of America, Inc. arcade and home video game of the same name.

Product Introductions

New product introductions during 2002 included KAWASAKI® foldable keyboards and drumpads, the LazerDoodle™ electronic drawing toy, the Somersault Sara™ interactive electronic doll, and the Dual Fusion™ radio control vehicle.

The following table depicts the Company’s net sales, as a percentage of total net sales, by product category for the fiscal years indicated.

Product Category	2002	2001	2000
Juvenile Audio Products	40.3%	38.8%	39.5%
Girls’ Toys	40.1	46.4	39.8
Boys’ Toys	12.6	12.6	18.0
Other	7.0	2.2	2.7
Total	100.0%	100.0%	100.0%

Between 30% and 40% of the Company’s products (by dollar volume of net sales) are replaced each year through the introduction of new products.  As a result of this turnover, product development is critical to the Company’s business.  The Company develops both proprietary and non-proprietary products.  The Company’s proprietary product lines consist of products that (i) are licensed from outside inventors and designers, (ii) incorporate trademarks licensed to the Company, (iii) are designed in-house, or (iv) are manufactured using Company-owned tooling, dies and molds based on a proprietary design or idea owned by the Company or the inventor.  Proprietary toys accounted for approximately 86%, 80%, and 78% of the Company’s net sales for fiscal 2002, 2001, and 2000, respectively.  The Company’s proprietary products generally yield higher gross margins to the Company than non-proprietary products.

Non-proprietary products are defined by the Company as toys designed and manufactured by independent toy manufacturers and marketed by the Company, usually on an exclusive basis in the Company’s primary markets.  The Company selects its non-proprietary products after an evaluation of several factors, including the quality and pricing of the product, as well as whether the product presents an opportunity for the Company to utilize packaging and marketing to differentiate the product from other toys.  The Company often markets these toys under in-house brands, such as Tech-Link® and My Music Maker®.  Non-proprietary products accounted for approximately 14%, 20%, and 22% of the Company’s net sales for fiscal 2002, 2001 and 2000, respectively.

Customers

The Company made sales to over 500 different customers in approximately 40 countries during fiscal 2002. The table below sets forth the Company’s net sales by geographic area as a percentage of total net sales for the specified fiscal years.

Geographic Area	2002	2001	2000
United States	81.1%	82.8%	81.1%
All Foreign Countries	18.9	17.2	18.9

The Company’s principal customers are retailers, including mass merchandising discounters such as Wal-Mart, Kmart and Target, specialty toy retailers such as Toys “R” Us, Kay Bee Toy & Hobby and QVC, and deep discount stores such as Family Dollar Stores, Inc., Consolidated Stores Corporation and Value City Department Stores, Inc.  The Company’s top five customers accounted for approximately 52.9% of the Company’s net sales in fiscal 2002.  During fiscal 2002, Wal-Mart and Kmart accounted for 26.8% and 9.5%, respectively, of the Company’s net sales. In fiscal 2001, Wal-Mart and Kmart accounted for 21.1% and 10.4% respectively, of the Company’s annual net sales.  In fiscal 2000, Wal-Mart and Toys “R” Us accounted for 18.1% and 11.5%, respectively, of the Company’s annual net sales.  During fiscal 2002, the Company’s sales to Toys “R” Us, Wal-Mart, Kmart, Target and Kay-Bee Toy & Hobby, the five largest toy retailers in the United States, decreased as a percentage of the Company’s net sales to 44.5% compared to 49.2% of net sales during fiscal 2001 and 46.1% of net sales during fiscal 2000.  The Company does not have long-term contractual arrangements with its customers.

Marketing and Sales

The Company’s selling strategy consists of in-house sales personnel and a network of independent, commission-based sales representatives. Significant product presentations are made by either executive management, in the case of new product presentations, or in-house sales personnel. The independent sales representatives manage the day-to-day account administration.

New toys are marketed primarily by members of the Company’s executive management and sales department at the Company’s showrooms in Hong Kong and New York during major, international toy shows in those cities (Hong Kong in January, July and September/October, and New York in February and October).  The Company also maintains a showroom at its headquarters in Houston.

In international markets, the Company generally sells its products to independent distributors.  These distributors retain their own sales representatives and product showrooms where products are marketed and sold.  The Company also sells directly to international retailers, principally as a result of contacts made at the Company’s showrooms.

Advertising

In recent years, the Company has allocated the majority of its advertising budget to television promotion, retailer-based programs and print advertising.  During 2002, the Company devoted the bulk of its television advertising to the fall and Christmas season, principally to promote Too Cute Twins® and Somersault Sara™.  In addition, during 2002 and 2001 the Company utilized a portion of its advertising budget on print advertising for the Pride & Joy® product line as well as participating in retailer based programs.  The Company expects to continue using promotional programs involving television and consumer magazine advertising of certain, unique proprietary products, as well as year-round public relations programs, participation in national consumer-based toy test awards programs, internet linkages where appropriate, trade advertising and traditional retailer-based ad programs including cooperative promotional ads, special offers and retail catalogues.

Manufacturing

The Company annually contracts with approximately 30 independent manufacturers located within a 300-mile radius of Hong Kong, principally in the Peoples’ Republic of China (the “PRC”), for the manufacture of its products.  The Company may use more than one manufacturer to produce a single product.  The manufacturers that accounted for more than 10% of the Company’s purchases of products during fiscal 2002 were Wah Lung (19.4%), which manufactured dolls and girls playsets, and Potex Toys Manufacturer, Ltd. (24.4%), which manufactured musical instruments.  Manufacturing commitments are made on a purchase order basis.  The Company does not have long-term contractual arrangements with its manufacturers.

Decisions related to the choice of manufacturer for non-proprietary products generally are based on reliability, merchandise quality, price and the manufacturer’s ability to meet the Company’s or its customers’ delivery requirements.  Proprietary products designed by the Company are placed with a specific manufacturer whose expertise is in that type of toy.  The Company currently has its tooling placed in several different manufacturing facilities and generally receives delivery 60 to 90 days after issuing its purchase orders to the manufacturer.

DSI(HK) monitors manufacturing operations, including quality control, production scheduling and order fulfillment from the manufacturers.  DSI(HK) utilizes a quality control and assurance staff of degreed engineers and inspectors.  The principal materials used in the production of the Company’s products are plastics, integrated circuits, batteries, corrugated paper (used in packaging and packing material) and textiles.  The Company believes that an adequate supply of materials used in the manufacture and packaging of its products is readily available from existing and alternative sources at reasonable prices.

Distribution

The Company distributes its products either FOB Asia or through direct sales made from inventory maintained at its U.S. distribution facilities.  For FOB Asia sales, the customer places its order and provides shipping instructions; the toys are then manufactured and shipped directly from the factory to the customer or its freight consolidator.

In early 2002, the Company’s primary distribution facility was moved to a public warehouse facility in Fife, Washington in anticipation of the expiration of the Company’s primary Houston facility lease in August, 2002.  The Company contracted with the facility on a limited basis in 2001 to test its distribution ability and performance.  Based on the positive distribution results and the cost savings achieved, the Company in March, 2002, decided to transfer all domestic distribution to the Fife facility.  Additionally, the Fife geographic location enables the Company to increase the speed of distribution to customers for faster-selling television-promoted items.  During the transition process in 2002, the Company continued to ship from both the old primary location and a public over-flow warehouse in Houston.  In 2003, the Company will transition the Houston public warehouse to a defective return center.

Historically, basic continuous stock toys that are offered by retailers on a year-round basis are shipped to customers from the Company’s domestic inventory.  In addition, certain faster-selling toys are often shipped directly to major customers for seasonal selling and stocked by the Company in its domestic facilities for peak season back-up and continuous supply.  The Company also maintains inventory which is intended for specific customers for peak holiday season support, as well as some inventory which is available for smaller retailers and for opportunistic selling strategies.

Most of the Company’s larger customers have instituted electronic data interchange (“EDI”) programs to reduce the retailers’ inventory carrying requirements and place more inventory risk on the supplier.  When selling toys out of its domestic inventory, the Company participates in the EDI programs of most of its customers who have established EDI programs, including Wal-Mart, Kmart, Toys “R” Us, Target and Kay-Bee Toy & Hobby.  Although these programs require the Company to bear some inventory risk, the Company believes the programs can be utilized to monitor store inventory levels, schedule production to meet anticipated reorders and maintain sufficient inventory levels to serve its customers.

License Agreements

Various license agreements with inventors and other third parties, including Kawasaki Motors Corp., U.S.A. (“Kawasaki”), permit the Company to utilize the trademark, character or product of the licensor in its product line.  In return, the Company agrees to pay to the licensor a percentage of net sales (“royalty rate”) of the licensed product.  Typically, these royalty rates range from 4% to 7% of net sales.  Sales of licensed products such as the Street Savage™ R/C vehicle, the Too Cute Twins® dolls, and the KAWASAKI® musical instruments accounted for approximately 75%, 68%, and 59% of the Company’s net sales during fiscal 2002, 2001, and 2000, respectively.  The acquisition of licenses also typically requires the payment of non-refundable advances and/or guaranteed minimum royalties.

The Company initially entered into a license agreement with Kawasaki in January of 1994, and that agreement, together with subsequent amendments, and renewals thereof, has authorized the Company to use the KAWASAKI® brand name in connection with several different products, including R/C motorcycles, bicycle accessories, walkie-talkies and a complete line of electronic musical instruments, including keyboards, guitars and percussion instruments.  The current agreement with Kawasaki was renewed effective as of January 1, 2003, and now expires on December 31, 2007.

The Company has entered into a licensing agreement with Skribbleeno Productions, Inc. for the name, signature, recorded voice, photographic likeness, and sculpted likeness of Scott Ialacci, who is professionally known as DJ Skribble, together with the registered trademark DJ Skribble® for the marketing and sale of musical toy products.  Further, the Company recently executed a license agreement with Sega of America, Inc. for the use of the intellectual property associated with Crazy Taxi™ in the marketing and sale of R/C vehicles.

As of December 31, 2002, the aggregate guaranteed royalties payable by the Company under all of its licenses totaled approximately $250,000 in fiscal 2003 and $835,000 thereafter through fiscal 2007.  In prior years, the Company changed its license strategy to reduce its long-term commitments to licensors in favor of larger advance royalty payments.  The Company believes that this strategy better matches royalty liabilities with the product life cycles and minimizes the potential negative impact on future earnings.  The Company does enter into agreements on proven properties, like KAWASAKI®, guaranteeing significant royalties in future years, where future sales of the covered products are deemed to be more reliable.

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

Competition

The toy industry is highly competitive.  Dun & Bradstreet categorizes over 1,000 companies as toy manufacturers.  Competitive factors include product appeal, new product introductions, space allocation by the major retailers, price and order fulfillment capability.  The Company competes with many companies that have greater financial resources and advertising budgets than the Company, including Mattel, Inc. and Hasbro, Inc., the largest U.S. toy companies. The Company also considers The Lego Company, Inc., Playmates Toys, Inc., ToyMax International, Inc., Toy Biz, Inc., KIDdesigns, Inc., and MGA Entertainment to be among its other competitors.  In addition, due to the low barriers to entry into the toy business, the Company competes with many smaller toy companies, some of which market single products.

Seasonality

Retail sales of toy products are seasonal, with a majority of retail sales occurring during the Christmas holiday period: September through December.  As a result, shipments of toy products to retailers are typically greater in each of the third and fourth quarters than in the first and second quarters combined.  This seasonality is increasing as the large toy retailers are becoming more efficient in their inventory control systems.  See “Risk Factors.”

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

Seasonal Financing

The Company’s financing of seasonal working capital typically peaks in the third quarter of the year, when accounts receivable are at their highest due to increased sales volume and sales programs, and when inventories are at their highest in anticipation of expected second half sales volume.  See “Seasonality.”  The Company financed its seasonal working capital requirements in 2002 primarily by using internally generated cash and borrowings under its line of credit with Dao Heng Bank Limited (the “Dao Heng Facility”), a line of credit facility with Standard Chartered Bank (the “Standard Chartered Facility”) and its revolving line of credit (the “Revolver”) with Sunrock Capital Corp. (“Sunrock”).  Additionally, the Company borrows, as needed, against customers’ letters of credit with several Hong Kong banks.  The bank is selected based on the most advantageous terms to the Company and as directed by customers. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Liquidity and Capital Resources.”

Government and Industry Regulation

The Company is subject to the provisions of the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act.  Such Acts empower the United States Consumer Products Safety Commission (the “CPSC”) to protect the public from hazardous goods.  The CPSC has the authority to exclude from the market goods that are found to be hazardous and to require a manufacturer to repurchase such goods under certain circumstances.  The Company sends samples of all of its marketed products to independent laboratories to test for compliance with the CPSC’s rules and regulations, as well as with the product standards of the Toy Industry of America, Inc. (“TIA”).  The Company is not required to comply with the product standards of the TIA but voluntarily does so.  Similar consumer protection laws exist in state and local jurisdictions within the United States, as well as in certain foreign countries.  The Company designs its products to meet the highest safety standards imposed or recommended both by government and industry regulatory authorities.

Tariffs and Duties

In December 1994, the United States approved a trade agreement pursuant to which import duties on toys, games, dolls and other specified items were eliminated, effective January 1, 1995, from products manufactured in all Most Favored Nation countries (including the PRC).  Increases in quotas, duties, tariffs or other changes or trade restrictions which may be imposed in the future could have a material adverse effect on the Company’s financial condition, operating results or ability to import products.

Intellectual Property

Most of the Company’s products and product lines are marketed and sold under trademarks, trade names and copyrights, including, without limitation: Big Bam Boom®, Childhood Verses™, Elite®, Forever Girlfriends®, Gearhead™, Insector®, Pride & Joy®, Rosie®, Street Savage™, Sweet Faith®, Tech-Link® and Too Cute Twins®.  The Company considers its trademarks and trade names to be significant assets in that they provide product and brand recognition.

 The Company customarily seeks trademark or copyright protection, when applicable, covering its products and product lines.  Several of these trademarks and copyrights relate to product lines that are significant to the Company’s business and operations.  While the Company believes that its rights to these properties are adequately protected, there can be no assurance that its rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.  See “Risk Factors.”

Human Resources

As of December 31, 2002, the Company had a total of 76 employees, 43 of which were based in Houston and 33 were employees of DSI(HK) based in Hong Kong.

Risk Factors

This Risk Factors section is written to be responsive to the Securities and Exchange Commission’s “Plain English” guidelines.  In this section the words “we,” “ours” and “us” refer only to the Company and its subsidiary and not any other person.

Changing Consumer Preferences, Reliance on New Product Introduction.  Consumer preferences are difficult to predict and the introduction of new products is critical in the toy industry.  Our business and operating results depend largely upon the appeal of our products.  A decline in the popularity of our existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in lower overall revenues and margins, which in turn could have a material adverse effect on our business, financial condition, and results of operations.  Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines, and to develop, introduce and gain customer acceptance of new products and product lines.  As a result of changing consumer preferences, individual products typically have short life cycles of two years or less.  There can be no assurance that:

•                                          any of our current products or product lines will continue to be popular with consumers for any significant period of time;

•                                          any new products and product lines introduced by us will achieve an adequate degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time;

•                                          any new products’ life cycles will be sufficient to permit us to recover development, manufacturing, marketing and other costs of the products.

Dependence on Limited Number of Customers.  A small number of our customers account for a large share of our net sales.  For fiscal 2002, our five largest customers accounted for approximately 53% of our net sales. Sales to Wal-Mart, the Kmart Corporation (“Kmart”), and QVC, our three largest customers, accounted for approximately 45% of our net sales during the same period.

On January 22, 2002, Kmart filed for Chapter 11 bankruptcy.  Kmart was our second largest customer in 2002 and 2001, comprising 9.5% and 10% of sales, respectively.  Kmart required normal trade terms from companies desiring to do business with them in 2002, and in return offered a second-priority lien or “Trade Creditor Lien” in Kmart’s owned merchandise inventory.  Due to Kmart’s market share we accepted this lien position and sold to Kmart in 2002. Kmart is continuing business and is currently scheduled to exit bankruptcy in April 2003.  Kmart has either closed, or announced the closing of, approximately 600 stores, which reduces our distribution outlets with Kmart and could result in reduced sales to Kmart.

We expect to continue to rely on Kmart and a relatively small number of other customers for a significant percentage of sales for the foreseeable future.  If some of these customers were to cease doing business with us, or to significantly reduce the amount of their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations.

Liquidity. We utilize borrowings under the Revolver, the Dao Heng Facility, the Standard Chartered Facility and the discounting of customers’ letters of credit with other banks to finance accounts receivable, inventory, and other operating and capital requirements.  We entered into the Revolver on February 21, 1999, and amended the Revolver on March 30, 2001, to increase the Company’s credit line from $10 million to $17.5 million. The Revolver matures March 31, 2004, and contains covenants relating to our financial condition. If we fail to maintain compliance with the financial covenants contained in the Revolver, the maturity date can or will be accelerated, among other remedies which may be pursued by the lender.

The Company’s net losses for the period ended December 31, 2002, and its overall financial condition resulted in the Company being out of compliance with certain financial covenants required under the Revolver.  Therefore, the Company’s $7.0 million debt under the Revolver as of December 31, 2002, has been reclassified as a current liability.  As a result, the Company’s current liabilities exceeded its current assets by $6.5 million as of December 31, 2002. If Sunrock were to accelerate the Revolver, which it has the option to do, the $7.0 million debt would become immediately due and payable.

Sunrock has recently completed a transaction with Wells Fargo & Company in which Wells Fargo purchased most of  Sunrock’s existing loans.  Sunrock has retained certain credit facilities, including the Revolver.  Based on discussions with Sunrock, the Company’s management believes that although Sunrock will not amend the Revolver, nor grant a waiver for the Company’s non-compliance, Sunrock will not accelerate the Revolver at this time.

The Dao Heng Facility and the Standard Chartered Facility were obtained on December 4, 2001, and April 29, 2002, respectively, are subject to periodic review, and may be canceled by the bank upon notice.  The Standard Chartered Facility affords DSI(HK) a credit limit in the aggregate of up to HKD 19,000,000 (approximately US $2.4 million as of December 31, 2002) in the form of a line of credit financing facility based on actual shipments of product and opened letters of credit.  The Dao Heng Facility affords DSI(HK) a credit limit in the aggregate of up to US$6,000,000. The Company has guaranteed DSI(HK)’s obligations under the Dao Heng Credit Facility and the Standard Chartered Facility.  See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Liquidity and Capital Resources.”

The Company purchases goods, services and supplies from a number of vendors.  The Company currently is in arrears in making its payment obligations to certain of these vendors.

To the extent the Company’s cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to successfully raise additional capital through an equity infusion or the issuance of debt.  The Company’s executive management believes that the Company will be required to either obtain a new revolving loan or obtain necessary additional capital to allow the Company to continue its normal operations for the foreseeable future. However, there can be no assurance the Company will meet its projected operating results or be successful either in obtaining additional capital, or obtaining a new revolving loan.

The Company has held discussions and negotiations with several lenders regarding a credit facility to replace the Revolver.  Management is negotiating with one of those institutions regarding a replacement credit facility that will become effective at the close of the anticipated going private transaction, which is discussed in Item  7 below.  Management believes that the going private transaction will close and that the Company will be able to continue its operations until that time.

Dependence on Independent Designers, Licenses and Other Proprietary Rights.  We are dependent on concepts, technologies and other intellectual property rights licensed from third parties, such as rights to trademarks, with respect to several of our proprietary products.  For each of these proprietary products and product lines, we typically enter into a license agreement with the owner of the intellectual property to permit us to use the intellectual property.  These license agreements typically provide for the Company to pay royalties to the licensor based on the net sales of the product incorporating the licensed property.  For fiscal 2002, net sales of products developed and sold under our license agreements accounted for approximately 75% of our net sales, of which approximately 24% of net sales were attributable to sales of products incorporating the KAWASAKI® trademark.  In November 2002, the license agreement with Kawasaki® was renewed, extending the license agreement for an additional 5 years.  The license now expires on December 31, 2007.  The failure to procure new license agreements, renew existing license agreements (on commercially reasonable terms, or at all), or maintain existing license agreements could have a material adverse effect on our business, financial condition and results of operations.

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

Seasonality.  Our business is seasonal and therefore our annual operating results depend, in large part, on our sales during the relatively brief Christmas holiday season.  A substantial portion of our net sales is made to retailers in anticipation of the Christmas holiday season.  This seasonality is increasing as large toy retailers become more efficient in their control of inventory levels through quick response management techniques.  This seasonal pattern requires significant use of working capital mainly to manufacture inventory during the year, prior to the Christmas holiday season, and requires accurate forecasting of demand for products during the Christmas holiday season.  During fiscal 2002, 72% of the Company’s net sales were made during the third and fourth fiscal quarters.  Adverse business or economic conditions during these periods could adversely affect our results of operations for the full year.   In addition, failure to accurately predict and respond to consumer demand may have a material adverse effect on our business, financial condition and results of operations.

International Operations.  Our sales and manufacturing operations outside the United States subject us to risks normally associated with international operations.  Various international risks, including the war with Iraq, could negatively impact our international sales and manufacturing operations, which could have a material adverse effect on our business, financial condition and results of operations.  For the year ended December 31, 2002, our international net revenues comprised approximately 19% of our total consolidated net revenues.  We expect international sales to continue to account for a significant portion of our total revenues.  In addition, we utilize third-party manufacturers principally located in the PRC.  Our international sales and manufacturing operations are subject to the risks normally associated with international operations, including:

•                                          limitations, including taxes, on the repatriation of earnings;

•                                          political instability, civil unrest and economic instability;

•                                          greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•                                          greater difficulty and expense in conducting business abroad;

•                                          complications in complying with foreign laws and changes in governmental policies;

•                                          transportation delays and interruptions;

•                                          currency conversion risks and currency fluctuations; and

•                                          the imposition of tariffs.

These risks could negatively impact our international sales and manufacturing operations, which could have a material adverse effect on our business, financial condition and results of operations.

During fiscal 2002, two manufacturers accounted for approximately 44% of our purchases of products.  The loss of any of these manufacturers, or a substantial interruption of our manufacturing arrangements with any of these manufacturers, could cause a delay in the production of our products for delivery to our customers and could have a material adverse effect on our business, financial condition and results of operations.  While we believe that our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, there can be no assurance that alternate arrangements could be provided in a timely manner or on terms acceptable to us. Furthermore, the imposition of trade sanctions by the United Sates or the European Union against a class of products imported by us from, or the loss of “permanent normal trade relations” status by, the PRC could significantly increase our cost of products imported into the United States or Europe.

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

Control by Current Management.  As of March 15, 2003, our directors and executive officers beneficially owned an aggregate of 7,627,391 shares of common stock (excluding convertible securities and the shares underlying same), which represents approximately 70% of the total issued and outstanding shares of common stock of the Company.  As a result, it would be extremely difficult, if not impossible, to obtain majority support for  shareholder proposals opposed by management and the Board of Directors.

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

Executive Officers of the Registrant

The executive officers of the Company as of December 31, 2002, all of whom are appointed annually by the Board of Directors to serve at the pleasure of the Board, are as follows:

Name	Age	Position	Executive Officer Since

Joseph S. Whitaker	62	Chief Executive Officer and President	1999
Robert L. Weisgarber	51	Chief Financial Officer	1999
Gregory A. Barth(1)	51	Senior Vice President of Worldwide Operations, Business Planning and Logistics	2001
Chan Tit Yu (Alfred Chan)	55	Managing Director of DSI(HK)	2002
William J. Kerner(2)	48	Vice President, Research and Development	1999
Milan Seda(3)	55	Vice President, Research and Development	N/A
Robert M. Erickson	49	Vice President Marketing	2002
Thomas V. Yarnell	49	Administrative Vice President, Corporate Secretary and General Counsel	1989
C. Shelton Suter	44	Vice President/Controller	2000
E. Thomas Martin	59	Chairman of the Board	1999

(1)                                  Gregory A. Barth’s employment contract terminates on March 31, 2003. Mr. Barth will leave the employment of the Company at that time.

(2)                                  William J. Kerner left the Company’s employment on March 7, 2003.

(3)                                  Milan Seda was hired by the Company, but does not begin his employment until April 1, 2003.

Joseph S. Whitaker has served as a director since June 1, 1999, and President and Chief Executive Officer since December 1, 2001.  He joined the Company on June 1, 1999 as Senior Vice President, New Business Development.  He also serves as Vice President of, and owns less than a 1% membership interest in MVII, LLC, a California limited liability company (“MVII”) controlled by E. Thomas Martin, Chairman of the Board of Directors.  For the five years prior to joining the Company, Mr. Whitaker operated a consulting business in La Jolla, California, providing services related to marketing, licensing and product development to the toy industry.

Robert L. Weisgarber has served as Chief Financial Officer of the Company since March 1999.  Prior to his employment by the Company, he served as Executive Vice President and Chief Financial Officer for SteelWorks, Inc., an office products manufacturer in Des Moines, Iowa.  From 1993 to 1995, he was Vice President, Administration for Texberry Container Corporation in Houston, Texas.

Gregory A. Barth has served as Senior Vice President of Worldwide Operations, Business Planning and Logistics since April 2001.  Prior to that time, Mr. Barth was President of G.A.B. Sales Consulting from 1997-2001, working for a variety of clients including the Company from April 2000 until being employed by the Company in 2001. Mr. Barth’s employment contract terminates on March 31, 2003.  Mr. Barth will leave the employment of the Company at that time.

Chan Tit Yu (Alfred Chan) has served as the Managing Director of the Company’s wholly-owned subsidiary, DSI(HK) since January 2002.  From 2000 to 2002, he was Director and Chief Operating Officer for Toy Options, Ltd., a UK listed group. He served as Vice President, Product Development and Engineering for PLAYMATES Toys (HK) Ltd. from 1997 to 2000, and was Senior Director, Engineering and Quality for TYCO Hong Kong Ltd. from 1996 to 1997.

William J. Kerner served as Vice President of Research and Development of the Company December 1999 through March 7, 2003.  Prior to that, he was Senior Director of Design for Tyco Toys/Mattel, Inc., MatchBox Division from 1995 through December 1999, and Director of Product Design, Matchbox Division at Tyco from 1992 until 1995.

Milan Seda will officially begin employment with the Company on April 1, 2003.  Prior to joining the Company, from October 1999 he served as the President and CEO of Toy Works Centre, Inc., a company that provides design and development services to toy companies and toy inventors.  From February 1998 through January 2000, Mr. Seda was the President and General Partner of Business By Design, Inc., a graphic and design services company.

Robert M. Erickson has been an employee of the Company since September 2000.  Until September 2001, he served as Director of Marketing – Boys Division.  From September 2001 through November 2002 he was Director of Marketing, and he now serves as Vice President of Marketing.  Prior to employment with the Company, Mr. Erickson was Director of Marketing for The Ertl Company, Inc. from February 1995 through April 1999, and Director of Marketing for Toymax, Inc. from August 1999 until September 2000.

Thomas V. Yarnell has been an employee of the Company since February 1989, serving as Administrative Vice President since October 1989, Corporate Secretary since April 1991, and General Counsel since December 1995.

C. Shelton Suter has served as Vice President and Controller of the Company since January 2000.  Prior to joining the Company, he was the Treasurer and Controller of Ansaldo Ross Hill, Inc., in Houston, Texas, from July 1997 through December 1999.

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

ITEM 2.  PROPERTIES

Location	Use	Square Feet	Type of Possession	Expiration Dates
Houston, Texas	Executive Office and Showroom	16,608	Lease	10/31/07

Fife, Washington	Warehouse and Distribution Center	75,000	Service and Rate Agreement	12/31/06

New York, New York	Showroom	5,148	Lease	4/30/10

Hong Kong	Administrative Office and Showroom	12,877	Lease	3/22/06

Hong Kong	Warehouse	2,600	Lease	3/07/04

In addition to the above listed facilities, the Company currently leases additional public warehouse space in Houston to accommodate inventory needs.  The foregoing properties consist of block, cinder block or concrete block buildings which the Company believes are in good condition and well maintained.

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

The Company is the defendant in a lawsuit styled Rymax Corp. d/b/a Rymax Marketing Services, Inc, (“Rymax”) v. DSI Toys, Inc. in the Superior Court of New Jersey Law Division:  Morris County; civil action docket number MRSL-3799-02.  In the lawsuit, Rymax claims that the Company failed to pay commissions due to Rymax and demands judgment for damages in the amount of $45,061.67 plus interest, attorney fees and costs of court.  The Company does not believe it owes these damages and may bring a counterclaim against Rymax for an amount exceeding $75,000.00 for goods shipped and sold to them.  At this time, the Company is attempting to negotiate a settlement of the entire controversy.

The Company is the defendant in a lawsuit styled The Cartoon Network, LP, LLLP (“TCN”) v. DSI Toys, Inc. in the State Court of Fulton County, State of Georgia, Civil Action File No. 03VS046924C.  In the lawsuit, TCN claims the Company is indebted to TCN for $725,051.70 for television advertisements aired by TCN, together with interest at the rate of 18% per annum until paid. The Company is in negotiations with TCN and believes it has recorded an adequate amount for the ultimate settlement.

The Company has received a demand letter from the Chapter 7 Trustee for bankruptcy cases that are pending in the Southern District of New York involving Play Co. Toys & Entertainment Corp., Toys International.Com, Inc. and Play Co. Toys Canyon Country, Inc.  The Trustee alleges that a payment received by the Company from Toys International.Com, Inc. in the amount of $93,834.56 was a preferential transfer that is recoverable under Bankruptcy Code Sections 547 and 550.  The Company has responded to the demand letter that the payment was a payment on an invoice for delivered goods made in the regular course of business. At this time the Company and the Trustee are in negotiations to settle the matter in its entirety.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on the over-the-counter Bulletin Board electronic quotation system under the symbol “DSIT.” Prior to March 27, 2003, the Company’s common stock was traded on The Nasdaq SmallCap Market.  Prior to August 17, 1998, the Company’s common stock was traded on The Nasdaq National Market.  The table sets forth, for the periods indicated, the reported high and low close sale prices of the Company’s common stock as reported on The Nasdaq SmallCap Market:

	High	Low
Fiscal Year 2001:
1st Quarter	1.938	1.250
2nd Quarter	1.620	1.000
3rd Quarter	1.180	0.950
4th Quarter	1.100	0.750

Fiscal Year 2002:
1st Quarter	0.950	0.460
2nd Quarter	0.750	0.480
3rd Quarter	0.650	0.300
4th Quarter	0.550	0.270

On February 14, 2002, the Company received notice from The Nasdaq Stock Market, Inc. that the Company’s common stock had closed below the minimum price of US$1.00 per share requirement for continued listing on the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4) (the “Rule”).  The Company was granted a 180 calendar day grace period to comply with the Rule, but was still not in compliance with the Rule on August 13, 2002, the final day of the grace period.  However, at such time the Company was granted an additional 180 calendar day grace period to comply with the Rule because it did meet the initial listing criteria for the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). The additional grace period expired on February 10, 2003, without the Company being in compliance with the Rule.  On March 18, 2003, the Company received notification that its securities would be delisted from the Nasdaq SmallCap Market at the opening of business on March 27, 2003.  The Company elected not to appeal the delisting determination and its common stock commenced trading on the over-the-counter Bulletin Board electronic quotation system effective with the opening of business on March 27, 2003, under the ticker symbol “DSIT.”

Stockholders

According to the records of the Company’s transfer agent, as of March 17, 2003, there were 111 holders of record of the Company’s common stock.  The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

Dividends and Distributions

The Company has never declared nor paid cash dividends on its common stock and does not anticipate paying any cash dividends on its common stock in the near future.  In addition, the Revolver prohibits the payment of dividends.

Investment Warrant

On March 19, 2001, the Company issued to MVII an Investment Warrant to acquire 1.8 million shares of the Company’s common stock, at a purchase price of $2.7 million.  The Investment Warrant was exercisable in whole on in part, for a ten-year period beginning June 3, 2002.  The Investment Warrant was subject to certain anti-dilution adjustments.  In connection with the issuance of the Investment Warrant, the Company and MVII entered into a Registration Rights Agreement, pursuant to which MVII was granted certain piggyback registration rights with respect to the shares of the common stock underlying the Warrant.  Shares of common stock acquired by MVII upon exercise of the Warrant are subject to the terms of a Shareholders’ and Voting Agreement dated as of April 5, 1999, among MVII and certain of the Company’s other shareholders.  Proceeds from the sale of the Investment Warrant were used by the Company for current working capital.

The Investment Warrant was issued by the Company to MVII in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.  The Company believes the Section 4(2) exemption from registration was available based upon the established criteria for effecting a private offering by virtue of the following facts, among others:  (i) MVII had access to the type of information that would be included in a registration statement, (ii) MVII’s principals have adequate financial means to bear the risk of MVII’s additional investment in the Company and can be described as sophisticated, (iii) MVII was the only offeree in the transaction, (iv) MVII acquired the Investment Warrant for investment and not with a view toward distribution, (v) the Investment Warrant contains restrictions on resale of the Investment Warrant and the common stock issued upon exercise of the Investment Warrant, and (vi) no underwriters were involved nor were any underwriters’ commissions paid in connection with the transactions.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company.  The selected consolidated financial data were derived from the Company’s consolidated financial statements.  All dollar amounts are stated in thousands, except per share data.

The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this report.

	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999	January 31, 1999
Statement of Operations Data:

Net sales	$49,754	$67,906	$70,438	$47,560	$52,723
Income (loss) before income taxes	(5,736)	(1,058)	(1,326)	2,150	(1,337)
Net income (loss)	(8,012)	(1,449)	(849)	1,281	(1,004)
Basic earnings (loss) per share	$(.82)	$(.16)	$(.09)	$.17	$(.17)
Diluted earnings (loss) per share	$(.82)	$(.16)	$(.09)	$.16	$(.17)
Balance Sheet Data:

Working capital	$(6,480)	$9,144	$4,536	$6,326	$391
Total assets	28,671	31,313	29,999	15,027	11,411
Long-term debt, including capital leases	4,554	12,500	10,755	2,393	2,541
Total liabilities	27,566	22,179	22,072	8,038	10,549
Shareholders’ equity	1,105	9,134	7,927	6,989	861

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, and the information included elsewhere herein.

The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products.  Core products include Tech-Link® communications products, KAWASAKI® electronic musical instruments, GearHead™ remote control vehicles, DJ Skribble®’s Spinheads™ musical figures and toys, a full range of special feature doll brands including Sweet Faith®, Pride & Joy®, Too Cute Twins®, Lovin’ Touch™ life-like dolls, Baby Knows Her Name™ talking doll, Childhood Verses™ nursery rhyme dolls, Little Darlings® dolls and Collectible Plush, including Kitty, Kitty, Kittens® and Puppy, Puppy, Puppies.

The Company has three major product categories: Juvenile Audio Products, Girls’ Toys and Boys’ Toys.

Juvenile Audio Products - The Juvenile Audio Product category consists of Youth Electronics products and Musical Instruments.  Products in the Youth Electronics line include walkie-talkies, wrist watch walkie-talkies,  audio products and novelty electronic products.  The category brands include Tech-Link® communications products, walkie-talkies and bike alarms, the Company’s new BioScan™ Room Guardian™ and DJ Skribble®’s Spinheads™, a new line of musical toys.  The Musical Instrument line includes the branded line of KAWASAKI® guitars, drum pads, saxophones and keyboards.

Girls’ Toys - The Girls’ Toys product category includes dolls, interactive plush toys, play sets, accessories, and girls’ activity toys.  The Girls’ Toys portfolio of brands includes Baby Knows Her Name™, Lovin’ Touch™, Childhood Verses™, Pride & Joy®, and Little Darlings®, along with interactive plush products and girls’ activity products such as Twist and Twirl Braider™.

Boys’ Toys - The Boys’ Toys product category includes radio control and infra-red control vehicles.  The brands in this product category are GearHead™ radio control vehicles, including the Insector®, and the unique ultra-articulated Street Savage™ and Crazy Taxi®, based on the popular Sega of America, Inc. arcade and home video game of the same name.

Product Introductions - New product introductions during 2002 included KAWASAKI® foldable keyboards and drumpads, the LazerDoodle™ electronic drawing toy, the Somersault Sara™ interactive electronic doll, and the Dual Fusion™ radio control vehicle.

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

Revenue Recognition – The Company recognizes revenue when products are shipped and title passes to unaffiliated customers.  In most cases, title transfers to our customers when the product has been presented to shipment forwarders on FOB Asia sales and when the product is picked up from our distribution facilities on domestic sales.  The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

Allowance for Returns and Defectives – The Company records a provision for estimated sales returns and defectives on sales in the same period as the related revenue is recorded.  Our sales to customers generally do not give them the right to return products or to cancel firm orders.  However, as is common in the industry, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which include price discounts, credits and returns, when demand for specific product falls below expectations.  Additionally, customers are given credit for any defective products they may have received.  The allowance estimates are based on historical sales returns and defective rates, analysis of credit memo data and other known factors.  If the data the Company uses to calculate these estimates does not properly reflect future returns and defectives, revenue could be overstated and future operating results adversely affected.

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

The Company recorded a $4.0 million charge in fiscal year 2002 to establish a valuation allowance for all of its deferred tax assets, including $2.2 million of deferred tax assets related to prior years.  The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes,” which places primary importance on the Company’s cumulative operating results in the most recent periods when assessing the need for a valuation allowance.  In 2001, the Company recorded a valuation allowance of $566,000 related to foreign tax credits expiring in 2002, as it was determined that it was more likely than not that these credits would not be realized.

Goodwill – The Company made an acquisition in 2000 that included a significant amount of goodwill and other intangible assets.  Under generally accepted accounting principles through December 31, 2001, these assets were amortized over their useful lives, and were to be tested periodically to determine if they were recoverable from future operating earnings over their useful lives.  We recorded goodwill amortization expense of $513,396 and $513,360, respectively in 2001 and 2000.

Effective in 2002, goodwill is no longer amortized but is subject to at least an annual impairment test based on its estimated fair value.  Other intangible assets meeting certain criteria will continue to be amortized over their useful lives and also subject to an impairment test.  There are many assumptions and estimates underlying the determination, including future cash flow and operating results.  Management engaged an independent company to assist in valuing the Company’s goodwill as of December 31, 2002 and 2001.  Based on these reviews, no impairment charge is required.

Results of Operations

The following table sets forth the Company’s results of operations as a percentage of net sales for the fiscal years indicated:

	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.8	70.7	71.1
Gross profit	22.2	29.3	28.9
Selling, general and administrative expenses	32.1	29.6	28.9
Operating income (loss)	(9.9)	(0.3)	0.0
Interest expense	(1.8)	(1.7)	(2.1)
Other income	0.2	0.4	0.2
Income (loss) before income taxes	(11.5)	(1.6)	(1.9)
Benefit from (provision for) income taxes	(4.6)	(0.5)	0.7

Net income (loss)	(16.1)%	(2.1)%	(1.2)%

Fiscal Year 2002 Compared to Fiscal Year 2001

Net Sales.  Net sales during fiscal 2002 decreased $18.1 million, or 26.7%, to $49.8 million, from $67.9 million in fiscal 2001.  The decrease is primarily due to the continued overall sluggish U.S. retail climate and shifts in consumer preferences that were not met by the Company’s product line. Additionally, production delays in the third quarter that limited the availability of key products for early shipment resulted in some cancelled orders. Though production was caught-up quickly, the shorter available retail selling period and retailer’s concerns about reductions in allocations by consumers for Christmas buying contributed to reduced ordering activity.

Net Sales of Juvenile Audio Products in fiscal 2002 decreased $6.3 million, or 23.8%, to $20.1 million, from $26.3 million in 2001. The major product groups in this category are Youth Electronics (formerly Youth Communications) and Musical Instruments. Youth Electronics provided $7.6 million in 2002 sales, a decrease of $7.0 million, or 48.5%, when compared to 2001 sales of $14.6 million.  The Youth Electronics decrease is due to continued sales declines in children’s walkie-talkies, reflecting a product shift to role-play and spy related products and continued price pressures, and a decrease in sales of the e-Brain™ personal communicator, which was introduced in the fall of 2001.  Musical Instruments increased $800,000, or 7.3%, to $12.5 million in 2002 sales as compared to $11.7 million in 2001 sales.  The increase reflects the introduction in 2002 of new folding instruments, the Pro Series lines of keyboards and drum-pads, which was partially offset by declines in sing-a-long products and other de-emphasized musical instruments.

Net sales of Girls’ Toys decreased $11.5 million, or 36.6%, to $20.0 million in fiscal 2002 from $31.5 million during fiscal 2001. The decrease reflects reduced sales of the Elite™, Little Darlings®, and Pride and Joy® doll lines, interactive dolls such as Too Cute Twins®, Susie So Smart™ and Hush L’l Baby®, and the Air Nails Salon™ girls activity toy.  This decrease was partially offset by sales of 2002 production introductions, the Somersault Sara™ doll and the girls activity toy, Twist and Twirl Braider™.

Net sales of Boys’ Toys decreased $2.4 million, or 27.4%, to $6.2 million during fiscal 2002 from $8.6 million in fiscal 2001. Reduced sales of the Insector® R/C vehicle, introduced in 2000, and 2001 close-out sales of Data-Dawg™, were partially offset by sales of the new 2002 R/C product, Dual Fusion™.

Net sales of products in other categories increased $2.0 million, or 133.1%, to $3.5 million in fiscal 2002 from $1.5 million in 2001.  The increase is primarily driven by sales of the new 2002 drawing-toy, LazerDoodle, and was partially offset by decreases in sales of doorbells, preschool products and other electronic games.

International net sales in fiscal 2002 of $9.4 million decreased $2.3 million, or 19.4%, from 2001 net sales of $11.7 million. The decreased sales reflect the soft overall world retail market, the effect of exchange rate issues, competition with knock-offs of proprietary products, and political instability in several countries and regions.  Additionally, production delays that limited the availability of key products resulted in some canceled orders and lost sales.

Gross Profit. Gross profit decreased $8.8 million or 44.4%, to $11.1 million during fiscal 2002 from $19.9 million in fiscal 2001.  Gross profit as a percentage of net sales decreased to 22.2% during fiscal 2002 from 29.3% in fiscal 2001.  The gross profit dollar decrease reflects reduced sales, in conjunction with the lower percentage of net sales during fiscal 2002 over 2001.  The percentage decrease reflects an increased provision for slow-moving inventory, price pressures due to the slow moving U.S. economy and increased allowances required to move inventory in customers stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.1 million to $16.0 million, or 20.6%, from $20.1 million in fiscal 2001.  Decreases occurred in nearly all areas in 2002, including a $1.4 million reduction in bad debt expense due to the 2001 provision for Kmart’s bankruptcy filing.  Additionally, employee expense, travel and entertainment, and general office expense decreased approximately $988,000, $203,000 and $482,000 respectively, due in part to the closure of the Company’s New Jersey office in the fourth quarter of 2001 and management’s focus on reducing general office expense.  Professional fees decreased approximately $168,000, primarily due to the expiration of a consulting agreement with a director (and former CEO).  Sales commissions and advertising expense decreased $240,000 and $155,000 respectively, reflecting the lower sales amounts.  A $112,000 reduction in depreciation expense as assets became fully depreciated was offset by a $146,000 increase in other expenses, including product insurance and losses on assets sales or abandonment. Goodwill amortization decreased $514,000, due to the adoption in fiscal 2002 of a new accounting pronouncement that eliminated amortization.

Interest expense.  Interest expense decreased $243,000, or 21.1%, to $912,000 in fiscal 2002 from $1.2 million in fiscal 2001 as a result of lower interest rates on the Company’s floating rate debt.

Income Taxes.  The Company generated in fiscal 2002 a loss before income taxes of $5.7 million compared to a $1.0 million loss before income taxes in fiscal 2001. These losses, combined with a $1.3 million loss before income taxes in fiscal 2000, provide negative evidence of the ability to realize the future tax benefits associated with the Company’s deferred tax assets. As a result, the Company recorded a deferred tax asset valuation allowance of $4.0 million in 2002, consisting of $2.2 million generated in prior years and $1.8 million for the fiscal year ended 2002.  Additionally, the Company incurred and recorded a foreign tax expense of approximately $70,000 in 2002.

Net Loss.  The Company’s net loss for fiscal 2002 was $8.0 million compared to a net loss of $1.4 million for fiscal 2001.  The primary driving factor was the significant decrease in sales and margin amounts in 2002 compared with 2001, which more than offset gains made in reducing selling, general, and administrative expense.

Fiscal Year 2001 Compared to Fiscal Year 2000

Net Sales.  Net sales during fiscal 2001 decreased $2.5 million, or 3.6%, to $67.9 million from $70.4 million in fiscal 2000. The decrease was due primarily to reduced sales of Boys’ Toys and Juvenile Audio products, partially offset by sales of Girls’ Toys.

Net sales of Juvenile Audio Products decreased $1.5 million, or 5.2%, to $26.3 million during fiscal 2001 from $27.8 million during fiscal 2000.  The major product groups in this category are Youth Electronics and Musical Instruments, providing $14.6 million and $11.7 million respectively in 2001 sales, compared to $14.2 million and $13.6 million respectively in 2000.  The Youth Electronics product group increase reflects sales of e-Brain™ personal communicator, introduced in fall 2001, partially offset by decreases in walkie-talkie sales, due to increased competition in non-branded products.  Musical Instruments sales decreased primarily in keyboards, which is a result of decreased warehouse club business with one non-primary customer.

Net sales of Girls’ Toys increased $3.5 million, or 12.4%, to $31.5 million in fiscal 2001 from $28.0 million in fiscal 2000.  The sales increase in Girls’ Toys was driven by the television promoted Too Cute Twins™ doll line, the girls activity toy Air Nails Salon™ and the plush toy Kitty Kitty Kittens®, which was partially offset by declines in sales of dolls in the Pride & Joy®, Elite® and other general doll lines.

Net sales of Boys’ Toys decreased $4.1 million, or 32.4%, to $8.6 million during fiscal 2001 from $12.7 million in fiscal 2000.  The decrease is due primarily to the discontinuation of the Blockmen® line of products sold in 2000 and decreased sales of the primary 2000 R/C vehicle, Insector®, and other boys’ items, which was partially offset by sales of the new 2001 R/C vehicle, Street Savage(TM).

Net sales of products in other categories decreased approximately $460,000, or 0.5%, to $1.5 million during fiscal 2001 from $1.9 million in fiscal 2000.  The decrease is attributable to lower sales of games, video phones, doorbells and other discontinued lines, which was partially offset by increased sales of preschool products.

International net sales decreased $1.6 million, or 12.0%, to $11.7 million during fiscal 2001 from $13.3 million in fiscal 2000.  The decrease reflects the strength of the U.S. dollar against foreign currencies, thereby negatively affecting sales distributors potential retail price points and margins.  International net sales were 17.2% of total net sales for fiscal 2001 as compared to 18.9% of total net sales in fiscal 2000.

Gross Profit.  Gross profit decreased approximately $400,000, or 2.0%, to $19.9 million during fiscal 2001 from $20.3 million in fiscal 2000.  Gross profit as a percentage of net sales increased to 29.3% during fiscal 2001 from 28.9% in fiscal 2000.  The percentage increase reflects the continued focus on sales of proprietary products, such as the Too Cute Twins™ doll, Air Nails Salon™ girls’ activity toy, and the Street Savage™ R/C vehicle, versus lower margin, more volume-driven non-proprietary products.  Proprietary products, which were 80% of our total net sales in 2001, generate a higher margin percentage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $200,000 to $20.1 million, or 1.3%, during fiscal 2001 from $20.3 million in fiscal 2000.  The decrease reflects reductions of approximately $945,000 and $846,000 in advertising and commission expenses due to lower sales volume.  Additionally, professional fees decreased $356,000, as expenses associated with the 2000 Meritus merger were non-reoccuring, along with a $120,000 decrease in various operating expenses.  Partially offsetting these decreases was an approximate $525,000 increase in employee compensation, due to employee additions and a significant increase in receivables’ bad debt expense. The $1.7 million provision for uncollectible accounts receivable is primarily related to the January 2002 bankruptcy filing of Kmart Corp.

Interest Expense. Interest expense decreased approximately $319,000, or 21.6%, to $1.2 million in fiscal 2001 from $1.5 million during fiscal 2000.  The decrease was due primarily to lower interest borrowing rates in 2001 as compared to 2000.

Income Taxes.  In fiscal 2001, the Company generated a loss before income taxes of $1.0 million compared to a $1.3 million loss before income taxes during fiscal 2000.  A significant contributor to the 2001 loss was a $1.7 million provision for uncollectible accounts receivable.  The provision is not included in taxable income for 2001, but will be included in taxable income in a future year when the underlying receivables are written-off against the provision.  As a result, the Company believes its ability to use foreign tax credits expiring in 2002 has been potentially negated, and therefore has recorded a $566,000 valuation allowance for the credits in 2001.

Net Loss.  The Company’s net loss for fiscal 2001 was approximately $1.4 million compared to a net loss of approximately $849,000 for fiscal 2000.  The 2001 net loss was due in significant part to the required increase in the uncollectible receivables provision related to the Kmart bankruptcy.  The $1.7 million provision offset all other gains made in reduction of selling, general and administrative expense by management in response to the reduced 2001 sales volumes from 2000.

Liquidity and Capital Resources

The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings.  The Company’s primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

The Company’s operating activities provided net cash of $5.2 million during fiscal 2002, consisting primarily of decreases in accounts receivable and increases in accounts payable. Net cash used in investing activities during fiscal 2002 was approximately $2.1 million and was mostly due to capital expenditures.  Net cash used by financing activities was $1.6 million in 2002, resulting from payments on long-term debt. The Company’s working capital at December 31, 2002, was ($6.5) million and unrestricted cash was approximately $1.7 million. See “The Revolver.”

The seasonal nature of the toy business results in complex working capital needs.  The Company’s working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the last two fiscal quarters. To manage these working capital requirements, the Company maintains credit facilities collateralized principally by accounts receivable and inventory.  The Company currently maintains the Revolver, and through DSI(HK), the Dao Heng Credit Facility and the Standard Chartered Facility.  The Company has guaranteed DSI(HK)’s obligations under the Dao Heng Credit Facility and the Standard Chartered Facility.

The Revolver

The Company’s net losses for the period ended December 31, 2002, and its overall financial condition resulted in the Company being out of compliance with certain financial covenants required under the Revolver.  Therefore, the Company’s $7.0 million debt under the Revolver as of December 31, 2002, has been reclassified as a current liability.  As a result, the Company’s current liabilities exceeded its current assets by $6.5 million as of December 31, 2002. If Sunrock were to accelerate the Revolver, which it has the option to do, the $7.0 million debt would become immediately due and payable.

Sunrock has recently completed a transaction with Wells Fargo & Company in which Wells Fargo purchased most of  Sunrock’s existing loans.  Sunrock has retained certain credit facilities, including the Revolver.  Based on discussions with Sunrock, the Company’s management believes that although Sunrock will not amend the Revolver, nor grant a waiver for the Company’s non-compliance, Sunrock will not accelerate the Revolver at this time.

Dao Heng Facility and Standard Chartered Facility

The Dao Heng Facility and the Standard Chartered Facility were obtained on December 4, 2001, and April 29, 2002, respectively, are subject to periodic review, and may be canceled by the bank upon notice.  The Standard Chartered Facility affords DSI(HK) a credit limit in the aggregate of up to HKD 19,000,000 (approximately US $2.4 million as of December 31, 2002) in the form of a line of credit financing facility based on actual shipments of product and opened letters of credit.  The Dao Heng Facility affords DSI(HK) a credit limit in the aggregate of up to US$6,000,000. The Company has guaranteed DSI(HK)’s obligations under the Dao Heng Credit Facility and the Standard Chartered Facility.

Additional Financing

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

In connection with the acquisition of Meritus Industries, Inc., in January 2000, the Company borrowed $5 million from MVII, evidenced by a promissory note dated January 7, 2000 (the “MVII Note”).  The Company re-borrowed on March 6, 2002, May 21, 2002, and March 10, 2003 a total of $1.35 million of the original principal that the Company had paid on the MVII Note.  The proceeds were used to finance the normal business operations of the Company.

On August 19, 2002, the Company executed a Guarantee in favor of Standard Chartered Bank, guaranteeing the Standard Chartered Facility on behalf of DSI(HK) up to an amount not to exceed HKD 19,000,000 (approximately US$2.4 million at December 31, 2002).  The Revolver was amended on August 14, 2002, to permit this Guarantee.

The Company is obligated to make future minimum royalty payments under certain of its license agreements.  As of December 31, 2002, the Company was required to make an aggregate of approximately $250,000 in payments of guaranteed royalties under certain licenses in fiscal 2002 and $835,000 thereafter through fiscal 2007.  Included in these amounts, are minimum royalties due Kawasaki under a September 11, 2002 amendment to the original license agreement, extending the license through 2007.

The Company made approximately $1.5 million in capital expenditures in fiscal 2002 consisting primarily of purchases of tools, molds and information technology systems.

The Company purchases goods, services and supplies from a number of vendors.  The Company currently is in arrears in making its payment obligations to certain of these vendors.

Going Concern

The Company’s viability as a going concern is dependent upon successful negotiations with Sunrock, a new lender, or a substantial capital infusion, as well as sustained profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To the extent the Company’s cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to successfully raise additional capital through an equity infusion or the issuance of debt.  The Company’s executive management believes that the Company will be required to either obtain a new revolving loan or obtain necessary additional capital to allow the Company to continue its normal operations for the foreseeable future. However, there can be no assurance the Company will meet its projected operating results or be successful either in obtaining additional capital, or obtaining a new revolving loan.

The Company has held discussions and negotiations with several lenders regarding a credit facility to replace the Revolver.  Management is negotiating with one of those institutions regarding a replacement credit facility that will become effective at the close of the anticipated going private transaction, which is discussed immediately below.  Management believes that the going private transaction will close and that the Company will be able to continue its operations until that time.

Going Private Transaction

Since the Company’s cash reserves and cash flows from operations no longer meet its cash requirements, the Company has explored various alternatives to raise additional capital.

In January 2003, after other alternatives for the Company had been exhausted, E. Thomas Martin, the Chairman of the Company’s Board of Directors, and certain other officers, directors and shareholders of the Company (the “Buyer Group”) began serious consideration of a going-private transaction.  On January 27, 2003, the Board of Directors invited the Buyer Group to submit an offer to the Company for a going-private transaction.  In anticipation of such an offer, and upon consultation with the Company’s outside legal counsel, the Board of Directors appointed directors M.D. Davis and Joseph N. Matlock as a special committee of independent, disinterested directors for the purpose of considering, evaluating and negotiating any proposed transaction on behalf of the shareholders who are not members of the Buyer Group and making a recommendation to the Board of Directors. The Board of Directors also authorized the special committee to retain, at the Company’s expense, independent legal and financial advisors.

On January 28, 2003, the Buyer Group proposed to the Company a going-private transaction by way of a merger that would result in the purchase of shares of common stock held by the shareholders who are not members of the Buyer Group for $0.44 per share.

On January 29, 2003, the Company issued a press release confirming receipt of the Buyer Group’s proposal and announcing that its Board of Directors had formed a special committee of independent, disinterested directors.

The special committee considered several investment bankers to serve as independent financial advisors to the special committee.  On February 4, 2003, after evaluating, among other factors, each considered investment bank’s expertise, responsiveness, knowledge of the Company, fees and toy industry experience, the special committee approved the retention of Chaffe & Associates, Inc. (“Chaffe”) as its financial advisor in connection with the proposal of the Buyer Group.

On February 20, 2003, the special committee met with representatives of Chaffe and Haynes and Boone, LLP (“Haynes and Boone”), legal counsel for the special committee. The purpose of the meeting was to review and consider the $0.44 per share proposal by the Buyer Group and to discuss with the special committee’s financial and legal advisors a negotiating strategy. Chaffe reviewed with the special committee its evaluation of the Company and the $0.44 per share proposal based upon Chaffe’s extensive, though not yet complete, investigation of the Company.  The special committee concluded that, based on then-current information, it would not approve the proposal by the Buyer Group of $0.44 per share and discussed possible counteroffers to the Buyer Group’s proposal, including an alternative royalty structure.

On February 28, 2003, the special committee again met with representatives of Chaffe and Haynes and Boone. At the meeting, Chaffe reviewed with the special committee its evaluation of the Company and the $0.44 per share proposal in light of Chaffe’s concluded investigation of the Company.  The special committee concluded that, based on then-current information, it would not approve the proposal by the Buyer Group of $0.44 per share and discussed possible counteroffers to the Buyer Group’s proposal, including an alternative royalty structure.  Legal counsel for the special committee was then directed to communicate the rejection of the Buyer Group’s offer to counsel for the Buyer Group and to propose a counter offer of $0.61 per share.

On March 4, 2003, legal counsel for the Buyer Group informed the special committee that the Buyer Group had rejected the special committee’s counter offer of $0.61 per share but had increased its offer to $0.47 per share.

On March 5, 2003, the special committee met with representatives of Chaffe and Haynes and Boone to review and consider the $0.47 per share counter offer by the Buyer Group and chose to make another counteroffer of $0.50 per share to the Buyer Group.  M.D. Davis communicated the $0.50 per share counter offer to the Buyer Group.

On March 5, 2003, the Buyer Group rejected the special committee’s latest counteroffer and reiterated its offer to purchase the common stock owned by the shareholders who are not members of the Buyer Group for $0.47.  The same day, the special committee met with representatives of Chaffe and Haynes and Boone.  Representatives of Chaffe delivered an oral opinion (which was subsequently confirmed in writing) that, on the basis of and subject to the matters discussed with the special committee, including final negotiation of the merger agreement, the proposed $0.47 per share cash price was fair, from a financial point of view, to the Company’s shareholders, other than the members of the Buyer Group.  The special committee then unanimously determined that the proposed merger was fair to, advisable and in the best interests of the Company and its shareholders, other than the members of the Buyer Group, subject to final negotiation of the merger agreement.  Counsel for the special committee then advised counsel for the Buyer Group that the special committee had recommended acceptance of the Buyer Group’s proposal of $0.47 per share, subject to final negotiation of the merger agreement.

Between March 5, 2003 and March 26, 2003, the special committee, the Buyer Group, the Company and representatives of Carrington, Coleman, Sloman & Blumenthal, LLP, legal counsel to the Company, and Haynes and Boone negotiated the non-price terms of the draft merger agreement.

On March 26, 2003, the special committee met to review the terms of the merger agreement and the merger. A representative of Chaffe made a presentation to the special committee describing the analysis supporting its opinion that the $0.47 per share cash consideration was fair, from a financial point of view, to the Company’s shareholders who are not members of the Buyer Group.  Based upon the opinion provided by Chaffe and its own investigation, the special committee unanimously voted to recommend that the Board of Directors approve the merger agreement and the merger. Later that day, the Board of Directors met, received a presentation from Chaffe, and received the recommendation of the special committee.  Based upon the opinion of Chaffe and the recommendation of the special committee, the Board of Directors determined that the proposed merger was fair to, advisable and in the best interests of the Company and its shareholders.  The Board of Directors unanimously voted to approve the merger agreement and the merger and recommended that the shareholders of the Company approve the merger agreement and the merger.

On March 27, 2003, the merger agreement was signed.  The Company issued a press release announcing the merger agreement.

If the shareholders of the Company approve the merger, the Company’s shares will be delisted from the over-the-counter Bulletin Board electronic quotation system and its common stock will be deregistered under the Securities Exchange Act of 1934. The Company will continue in business as a privately-held Texas corporation.

Recent Accounting Pronouncements

SFAS No. 141 entitled “Business Combinations” was issued in June 2001 and became effective July 1, 2001.  SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition.  The pooling-of-interests method of accounting allowed under prior standards, which reflected business combinations using historical financial information, is now prohibited.

In June 2001, the FASB issued SFAS No. 142 entitled “Goodwill and Other Intangible Assets,” which became effective on January 1, 2002.  Under SFAS No. 142, existing goodwill is no longer amortized, but is tested for impairment using a fair value approach.  SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than reportable segments.  SFAS No. 142 required us to perform the first goodwill impairment test on all reporting units within six months of adoption.  The first step is to compare the fair value with the book value of a reporting unit.  If the fair value of the reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. After the initial adoption, we will test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company adopted SFAS 142 effective January 1, 2002.  Management engaged an independent company to assist in valuing the Company’s goodwill at December 31, 2002 and 2001.  Based on these reviews, an impairment charge was not required as of December 31, 2002 and 2001.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Due to the nature of our business, this new accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  This Statement also amends ARB No. 51,  “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 became effective on January 1, 2002, and interim periods within fiscal 2003, with early application encouraged.  The provisions of this Statement generally are to be applied prospectively. This accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

In April 2002, SFAS No. 145, “Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, An Amendment of FAS No. 123.”  This statement addresses the acceptable transitional methods when the fair value method of accounting for stock-based compensation covered in SFAS No. 123 is elected.  Additionally, the statement prescribes tabular disclosure of specific information in the “Summary of Significant Accounting Policies” regardless of the method used and also required interim disclosure of similar information.  The Company has adopted this statement effective with the fiscal year ending December 31, 2002.  The Company has not elected the fair value method, but continues accounting for stock-based compensation by the intrinsic method prescribed by APB Opinion 25.  The disclosure required by SFAS 148 is included in the Summary of Significant Accounting Policies.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which established additional accounting and disclosure requirements when an enterprise guarantees the indebtedness of others.  The enterprise providing the guarantee is required to recognize a liability for the fair value of the obligation assumed and disclose the information in its interim and annual financial statements.  The Company does not believe this will have a significant impact on our disclosures.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  The interpretation defines when and who consolidates a “variable interest entity,” or “VIE.”  This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE.  FIN 46 is effective during 2003 depending on when the VIE is created.  The Company does not believe this will have a significant impact on our reported results of operations and financial condition.

Meritus Acquisition

Effective January 7, 2000, the Company acquired Meritus by way of merger.  Pursuant to the terms of the merger, the Company acquired all of the issued and outstanding stock of Meritus for 533,208 shares of the Company’s common stock and $2.57 million in other consideration paid to the shareholders of Meritus.  Contemporaneously with the merger, the Company satisfied $4.4 million of Meritus’ debt.  The merger was accounted for using the purchase method; therefore the Company recorded the acquired assets at their fair market value, generating a significant  amount of goodwill.  (See Note 2 to the Consolidated Financial Statements.)

As a result of the merger, the Company added the Baby Beans® brand soft bean bag dolls, Forever Girl Friends® brand accessories for 11-1/2” fashion dolls, and Little Darlings® brand value-priced action feature dolls to its product offerings, as well as the Elite Dolls™ brand, which was created by Meritus specifically to manufacture and market “Lifetime Play Dolls™,” a line of exquisite 18” dolls and accessories suitable for playing or collecting.

Inflation

The Company does not believe that inflation in the United States,  Europe or Asia in recent years has had a significant effect on its results of operations.

Year 2000

The Company did not experience any Year 2000 issues with its internal operating systems or with its customers or vendors.  In addition, the Company did not experience any loss in revenues due to the Year 2000 issue.

Cautionary Statement

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this Form 10-K, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.  Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other words or phrases of similar terminology.  Management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by forward-looking statements, please read carefully the information under Item 1, “Risk Factors”, of this Form 10-K.  In addition to the Risk Factors and other important factors detailed herein and from time to time in other reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

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

•                  The ability of the Company to obtain the financing required for its ongoing operations, which may negatively affect the ability of the Company’s viability as a going concern.

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

The risks included herein and in Item 1 “Risk Factors” are not exhaustive.  Other sections of this Form 10-K may include additional factors which could materially and adversely impact the Company’s business, financial condition, and results of operations.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements and Schedules” included on page F-1 for information required under this Item 8.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 relating to the Executive Officers of the Company appears under the heading “Executive Officers of the Registrant” in Part I herein, and is hereby incorporated by reference.  Below is a summary of the directors as of March 15, 2003 and their principal business for the last five years.

The Company’s Board of Directors consists of eight positions (there is one vacant position), divided into three classes: Class I (two directors), Class II (two directors) and Class III (three directors).  The Class II positions were elected at the Annual Meeting in 2002.  The Class I and III positions will be due for nomination and election at the annual meetings of shareholders to be held in 2004 and 2003, respectively.

Pursuant to the terms of a Shareholders’ and Voting Agreement dated April 15, 1999 (the “Voting Agreement”), among the Company, M.D. Davis, Barry Conrad, Joseph Matlock, Douglas Smith and Rust Capital, Ltd., a Texas limited partnership, (the “DSI Group”) and MVII, LLC, a California limited liability company (“MVII”), the DSI Group is entitled to nominate two of the directors of the Company, and MVII is entitled to nominate the remaining directors of the Company.  Further, each member of the DSI Group has given MVII an irrevocable proxy to vote his or its respective shares of common stock of the Company for MVII’s nominees for director, and MVII is obligated under the Voting Agreement to vote its shares of common stock of the Company for the nominees of the DSI Group.

In addition, pursuant to the terms of a Shareholders’ and Voting Agreement dated January 7, 2000 (the “Reiling Voting Agreement”), among the Company, MVII and Susan and Walter Reiling (the “Reilings”), the number of directors of the Company was increased by one for a total of seven directors, and the Reilings were entitled to nominate Mr. Reiling to fill the newly-created director position.  Mr. Reiling was appointed to the Board of Directors on February 1, 2000, and was subsequently elected to his current term by the shareholders at the 2000 Annual Meeting of Shareholders.  The Reilings also have given MVII an irrevocable proxy to vote their shares of common stock of the Company for MVII’s nominees for director, and MVII is obligated under the Reiling Voting Agreement to vote its shares of common stock of the Company for the Reilings’ nominee.

Messrs. Burke and McSorley were previously nominated by MVII pursuant to the Voting Agreement, in addition to E. Thomas Martin and Joseph S. Whitaker.  Messrs. Davis and Matlock were previously nominated by the DSI Group pursuant to the terms of the Voting Agreement.

I.              CLASS I DIRECTORS

Robert L. Burke, 59, has served as a director of the Company since June 1, 1999.  After a successful career in the financial business arena, pursuant to which Mr. Burke held various positions including as an officer of Security Pacific Bank, a Registered Representative with Bache & Company (now Prudential Bache), Sales Manager of Beverly Sales, Inc., Vice President of Calmark Asset Management, Inc., and President of Continental Western Securities, Inc., he returned to school and earned a Masters Degree in Education in 1993.  From 1993 until his retirement in 1999, he was an educator with the Lake Oswego School District in Lake Oswego, Oregon.  He is the Chairman of the Audit Committee and a member of the Compensation Committee.

John McSorley, 57, has served as a director of the Company since June 1, 1999.  From March 1997 to the present, he has served as President of Double Bogey, LLC, a California limited liability company based in San Rafael, California, that is engaged in the investment of private capital.  From November 1989 to October 1996, Mr. McSorley served as Chief Operating Officer and General Partner of BayCom Partners LP, a California limited partnership engaged in the ownership of radio stations in California and Oregon.  Double Bogey, LLC owns a 2.22% membership interest in MVII.  Mr. McSorley is the Chairman of the Compensation Committee and a member of the Audit Committee.

II.            CLASS II DIRECTORS

E. Thomas Martin, 59, has served as the Chairman of the Board of the Company since June 1, 1999.  He is the sole Manager and President of MVII.  Mr. Martin is President of Martin Resorts, Inc., a private California corporation which owns and operates coastal hotels in California.  Mr. Martin was the Chief Executive Officer and a partner in Martin & MacFarlane, Inc. and Martin Media, L.P., national outdoor advertising companies, until their sale to Chancellor Media in September of 1998.  Mr. Martin also manages various real estate ventures.  He is the Chairman of the Executive Committee.

Joseph S. Whitaker, 62, has served as a director since June 1, 1999, and President and Chief Executive Officer since December 1, 2001.  He joined the Company on June 1, 1999, as Senior Vice President, New Business Development.  He also serves as Vice President of, and owns less than a 1% membership interest in MVII.  For the five years prior to joining the Company, Mr. Whitaker operated a consulting business in La Jolla, California, providing services related to marketing, licensing and product development to the toy industry.

III.           CLASS III DIRECTORS

M. D. Davis, 68, has served as a director of the Company since December 11, 1995.  He served as the Chairman of the Board and Chief Executive Officer of the Company from December 1995 through June 1, 1999. Mr. Davis is a member of the Executive Committee.

Joseph N. Matlock, 54, has served as a director of the Company since December 11, 1995. Mr. Matlock has served the financial services industry for over 25 years, including seven years as a chief executive officer and nine years as a director for various companies. From January 1996 to March 1998, Mr. Matlock served as Executive Vice President for Bank of America.  In September 1995, he founded Afford America, Inc., which provides home ownership for low-income families, and has served as its President since its inception.  Mr. Matlock is the managing  partner of Iliad Partners, a late stage technology investment partnership.  Since November 2001, he has been the chief executive officer of Neuro-Enhancement Centers of America, formerly Ensignia, a medical technology company.  He is a member of the Audit Committee and the Compensation Committee.

Walter S. Reiling, 68, has served as a director of the Company since February 1, 2000.  Mr. Reiling has 45 years of experience in the toy industry and founded Meritus Industries, Inc. (“Meritus”), a toy company, in 1981.  Mr. Reiling served as the principal manager of Meritus from its formation until its acquisition by the Company on January 7, 2000.  He is a member of the Executive Committee.

Compensation Committee Interlocks and Insider Participation

Of the current members of the Compensation Committee, Mr. McSorley and Mr. Burke have served on such committee since June 1, 1999, and Mr. Matlock has served on such committee since January 23, 1996.  At no time was an officer or employee of the Company a member of the Company’s Compensation Committee. No member of the Board of Directors of the Company or the Compensation Committee serves as a member of the board of directors or compensation committee of an entity that has one or more executive officers serving as a member of the Company’s Board of Directors or the Company’s Compensation Committee.

Director Compensation

Annual Retainer and Other Fees and Expenses.  Directors are paid an annual retainer of $15,000.  The Company also reimburses directors for travel, lodging and related expenses they incur in attending Board of Directors and committee meetings.

Non-Employee Director Stock Options.  Under the DSI Toys, Inc. 1997 Stock Option Plan (the “Stock Option Plan”), which was approved and ratified by shareholders on May 1, 1997, non-employee directors may, from time to time at the discretion of the Compensation Committee, receive a grant of an option to purchase shares of common stock of the Company.  The options are granted at an exercise price as determined by the Compensation Committee and are exercisable, as determined by the committee, from time to time over a period of ten years from grant date, unless sooner terminated as described in the Stock Option Plan.

Special Committee.  Mr. Davis and Mr. Matlock, the members of the special committee of the Board of Directors formed for the purpose of considering, evaluating and negotiating the proposed going-private transaction, have executed agreements with the Company pursuant to which they shall each receive $200 for each meeting of the special committee requiring more than one hour of attendance in person, plus they each shall receive reimbursement of reasonable out-of-pocket expenses incurred in connection with their service on the special committee. Mr. Davis and Mr. Matlock additionally entered into indemnification agreements with the Company with respect to their service on the special committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, certain of its officers and persons who own more than 10 percent of the Company’s common stock, to file with the Commission reports of ownership and changes in ownership of such stock.  Such directors, officers and greater than 10% shareholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from the reporting persons during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its directors, officers, and greater than 10% shareholders were complied with except as follows:

•                  Walter S. Reiling was late filing a Form 4 for February, 2002.  He filed a Form 5 on February 12, 2003.

•                  Gregory A. Barth was late filing a Form 4 for November, 2002.  He filed a Form 5 on February 12, 2003.

•                  Tit Yu Chan (aka Alfred Chan) was late filing a Form 3.  He filed a Form 5 on February 12, 2003.

•                  Garry Spurlock was late filing a Form 3.  He filed a Form 5 on February 12, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

Report Of The Compensation Committee
On Executive Compensation

The Compensation Committee (the “Committee”) of the Board of Directors is currently composed entirely of outside, non-employee directors.  The Committee reviews and sets the compensation levels of the Company’s Chief Executive Officer (“CEO”) and other executive officers, evaluates the performance of management, considers management succession and related matters, and administers the Stock Option Plan.  All decisions by the Committee relating to the compensation of executive officers are reviewed by the full Board of Directors.

The Committee considers information with respect to the reasonableness of compensation paid to senior officers of the Company, as well as all employees of the Company and its subsidiaries in managerial positions.  The Committee also takes into account how compensation compares to compensation paid by competitors in the Company’s industry as well as the performance of the Company.

Compensation Policies and Programs

The compensation policies of the Company, set by management and supported by the Committee, focus on enhancing shareholder value.  Specific policies are designed to attract, motivate and retain persons of high quality who will have the skill, training and dedication to assist the Company in achieving its corporate goals.  The executive compensation program for fiscal 2002 consisted of two elements: base salary, and long-term incentive compensation through the granting of stock options pursuant to the Stock Option Plan.

Base Salary:  Base salary for executive officers is determined principally by competitive factors and the marketplace.  The policy of the Committee is generally to set base salary levels for positions at approximately the median levels determined from survey information for positions deemed comparable by the Committee.

Long-term Incentive Compensation:  The Company uses stock options as a means of furnishing long-term incentives to officers and other employees of the Company and its subsidiary.  Under the Stock Option Plan, the Company has flexibility in granting directors, officers and employees options to acquire shares of the Company’s common stock.

During fiscal year 2002, no named executive officers listed in the Summary Compensation Table were granted stock options.

Fiscal 2002 Compensation of CEO

The 2002 base salary of the CEO and President, Mr. Joseph S. Whitaker, was calculated at the rate of $180,000 per annum.  The base salary is established pursuant to an employment agreement between Mr. Whitaker and the Company that became effective on June 1, 1999, and was amended effective December 1, 2001.  The employment agreement expires on November 30, 2004.  The compensation provided for in the employment agreement was based upon the duties and time commitment of the offices assumed by Mr. Whitaker as set forth in the agreement.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code contains provisions which could limit the deductibility of certain compensation payments to the Company’s executive officers.  The Company believes that any compensation realized in connection with the exercise of stock options granted by the Company will continue to be deductible as performance-based compensation.  The policy of the Company is to design its compensation programs generally to preserve the tax deductibility of compensation paid to its executive officers.  The Committee could determine, however, taking into consideration the burdens of compliance with Section 162(m) and other relevant facts and circumstances, to pay compensation that is not fully deductible if the Committee believes such payments are in the Company’s best interests.

Summary

The members of the Committee believe that linking executive compensation to corporate performance results in a better alignment of compensation with corporate goals and shareholder interests.  As performance goals are met or exceeded, resulting in increased value to shareholders, executive officers are to be rewarded commensurately.  The members of the Committee believe that compensation levels during fiscal 2002 adequately reflect the compensation goals and policies of the Company.  Certain executive compensation increases were announced and became effective on January 1, 2002, and by contract, certain other executive compensation increases were announced and became effective on April 2, 2002.  No other executive compensation increases are planned for fiscal 2003.

John McSorley, Chairman
Robert L. Burke
Joseph N. Matlock

Compensation Of Certain Named Executive Officers

The following table sets forth certain summary information concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and certain other executive officers of the Company as of December 31, 2002, for the years indicated.

		Annaul Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus	Other Annual Compensation		Stock Options number of shares)(1)	All Other Compensation
Joseph Whitaker (2)	2002	180,000			15,000	(3)		$3,606	(4)
Chief Executive Officer	2001	108,020			15,000	(3)		3,277	(4)
and President	2000	98,184			15,000	(3)		3,301	(4)

Gregory A. Barth (5)	2002	153,375						3,356	(7)
Senior Vice	2001	112,500			61,755	(6)	50,000	3,115	(7)
President	2000				150,767	(6)

Robert L. Weisgarber	2002	147,138						3,606	(8)
Chief Financial Officer	2001	142,800						2,962	(8)
	2000	133,250						2,889	(8)

William J. Kerner(9)	2002	133,900						3,030	(10)
Vice President	2001	130,000						2,853	(10)
Research & Development	2000	125,000						23,392	(10)

Milan Seda(9)	2002
Vice President	2001
Research &	2000
Development

Tit Yu Chan(11)	2002	176,818	(12)	25,674(12)(13)				647	(14)
(Alfred Chan)	2001
Managing Director	2000

(1)                Options represent the right to purchase shares of common stock at a fixed price per share.

(2)                Mr. Whitaker became President and CEO on December 1, 2001.  Previously, since June 1, 1999, he had been Senior Vice President, New Business Development.  In December 2002, Mr. Whitaker agreed not to take a salary increase to which he was entitled pursuant to his employment agreement.

(3)                Director’s fees.

(4)                Includes Company contributions or other allocations to (i) a defined contribution plan of $3,000, $2,625 and $2,510 for fiscal 2002, 2001 and 2000, respectively, and (ii) group term life insurance premiums of $606, $652, and $791, for fiscal 2002, 2001 and 2000, respectively.

(5)                Mr. Barth was a consultant to the Company from April 2000 until he was hired as an employee in April 2001.  Mr. Barth’s employment contract terminates March 31, 2003.  Mr. Barth will leave the employment of the Company at that time.

(6)                Consulting fees and other compensation for consulting work performed by Mr. Barth for the Company.

(7)                Includes Company contributions or other allocations to (i) a defined contribution plan of $2,750 and $1,313 and (ii) group term life insurance premiums of $606 and $491 for fiscal 2002 and 2001, respectively.

(8)                Includes Company contributions or other allocations to (i) a defined contribution plan of $3,000, $2,625, and $2,625 and (ii) group term life insurance premiums of $606, $337, and $264, for fiscal 2002, 2001 and 2000, respectively.

(9)                Mr. Kerner’s employment with the Company terminated on March 7, 2003.  Mr. Seda will replace Mr. Kerner effective April 1, 2003.

(10)          Includes Company contributions or other allocations to (i) a defined contribution plan of $2,625, $2,625 and $2,156, (ii) group term life insurance premiums of $405, $228 and $264, for fiscal 2002, 2001 and 2000, respectively; and (iii) reimbursed moving expenses of $20,972 in fiscal 2000.

(11)          Mr. Chan was hired by the Company as managing director of DSI (HK) in January 2002.

(12)          Based on average US-HK exchange rate.

(13)          Bonus earned in fiscal 2002, but actually paid in January 2003.

(14)          Company contributions to group term life insurance.

There were no options to purchase common stock granted during the year ended December 31, 2002, to any of the named executive officers.

The following table sets forth certain information with respect to the exercise of options to purchase common stock during the year ended December 31, 2002, and the unexercised options held at December 31, 2002 and the value thereof, by each of the named executive officers.

Aggregated Option Exercised In Fiscal 2002
and 12/31/02 Option Values

Name	Shares Acquired On Exercise (number of shares)	Value Realized	Number of Securities Underlying Options at 12/31/02 (shares)		Value of Exercisable and Unexercisable In-the-Money Options at Fiscal Year End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph S. Whitaker	0	$0	75,000	50,000	$0	$0
Gregory A. Barth	0	0	10,000	40,000	0	0
Robert L. Weisgarber	0	0	30,000	20,000	0	0
Willliam J. Kerner	0	0	6,000	4,000	0	0
Milan Seda	0	0	0	0	0	0
Tit Yu Chan	0	0	0	0	0	0

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	574,000	$3.53	551,334

Equity compensation plans not approved by security holders	0	0	0

Total	574,000	$3.53	551,334

Performance Graph

The following graph compares the cumulative total shareholder return on the common stock of the Company to the cumulative total return of each of the following indices: the Standard & Poor’s 500 Index (“S & P 500”), the Standard and Poor’s 600 Index (“S & P SMALLCAP 600”) and a Peer Group Index since January 31, 1998.

Comparison of Cumulative Total Returns (1)
Among DSI Toys, Inc., Standard & Poor’s 500 Index, STANDARD & POOR’S 600 INDEX,
And PEER Group Index (2)

	1/31/98	1/31/99	12/31/99	12/31/00	12/31/01	12/31/02
DSI Toys, Inc.	$100	$69	$118	$49	$34	$18
Peer Group(2)	$100	$118	$61	$23	$79	$72
Standard & Poor’s 500 Index	$100	$132	$154	$140	$123	$96
Standard & Poor’s SmallCap 600 Index	$100	$99	$113	$126	$135	$115

(1)                Total return assuming reinvestment of dividends.  Assumes $100 invested in 1998, in common stock of the Company, the Standard & Poor’s 500 Index, the Standard & Poor’s 600 Index and a Company constructed peer group index.

(2)                In accordance with the rules of the Securities and Exchange Commission, the Company has elected to select a group of peer companies on an industry basis for comparison purposes.  The peer group for  fiscal 2002 is composed of 8 industry participants: Action Performance Inc.; Equity Marketing, Inc.; Grand Toys International Inc.; Jakks Pacific Inc.; Marvel Enterprises Inc. (formerly named ToyBiz, Inc.); Ohio Art Company; Racing Champions Corp. and Radica Games, Ltd.  Cumulative total return calculations were weighted according to the respective company’s market capitalization.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 26, 2003 by: (i) persons known to management to beneficially own more than 5% of the Company’s common stock; (ii) each director and nominee for director of the Company; (iii) each named executive officer listed in the Summary Compensation Table; and (iv) all directors and executive officers as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to all shares listed:

Name of Beneficial Owner	Common Stock Beneficially Owned
	Number of Shares		Percent of Class
Gregory A. Barth (1)	22,000	(5)	*
Robert L. Burke (1)	15,000	(5)(7)	*
Tit Yu Chan (2)	0		0
M.D. Davis (1)	354,951	(6)(7)	3.19%
William J. Kerner (1)	0		0
E. Thomas Martin (3)(9)	6,649,323	(8)	58.95%
Martin Group (9)	7,280,568	(10)	65.47%
Joseph N. Matlock (1)	117,000	(6)(7)	1.05%
John McSorley (1)	15,000	(5)(7)	*
MVII, LLC (3)	5,994,238	(11)	53.94%
Walter S. Reiling (4)	551,208	(7)(12)	4.96%
Walter S. and Susan Reiling, joint tenants (4)	551,208	(7)(12)	4.96%
Milan Seda (1)	0		0
Robert L. Weisgarber (1)	30,000	(7)	*
Joseph S. Whitaker (1)	77,000	(5)(7)	*
All current directors and executive officers as a group (18 persons)	7,871,591	(7)	70.83%

*              Represents less than 1%.

(1)                The business address for each named person is 10110 West Sam Houston Parkway South, Suite 150, Houston, Texas 77099.

(2)                The business address for the named person is Suite 1401, New T&T Centre, Harbour City, Tsimshatsui, Kowloon, Hong Kong.

(3)                The business address for each named person is 1432 Higuera Street, P.O. Box 12060, San Luis Obispo, California 93406.

(4)                The business address for each named person is 15 Woodcrest Drive, Morristown, New Jersey 07960.

(5)                Excludes shares owned of record by MVII. Messrs. Burke and McSorley each own a 2.22% membership interest in MVII; Mr. Whitaker owns less than a 1% membership interest in MVII.

(6)                Excludes shares owned of record by other members of the Martin Group that are to be voted in accordance with a Shareholders’ and Voting Agreement dated April 15, 1999 (the “Voting Agreement”), among the Company, MVII, M.D. Davis, Barry Conrad, Joseph Matlock, Douglas Smith and Rust Capital, Ltd., a Texas limited partnership, (collectively, the “DSI Group”).  Pursuant to the Voting Agreement, the DSI Group is entitled to nominate two of the directors of the Company and MVII is entitled to nominate the remaining directors of the Company. Further, each member of the DSI Group has given MVII an irrevocable proxy to vote his or its respective shares of common stock of the Company for MVII’s nominees for director, and MVII is obligated under the Voting Agreement to vote its shares of common stock of the Company for the nominees of the DSI Group. For a discussion of the Martin Group, see footnote number 9 to this table.

(7)                Includes shares of common stock not outstanding but subject to options currently exercisable, or exercisable within 60 days, as follows: Mr. Barth - 20,000 shares (options will expire March 31, 2003); Mr. Burke - 15,000 shares; Mr. Davis - 15,000 shares; Mr. Matlock - 17,000 shares; Mr. McSorley - 15,000 shares; Mr. Reiling - 15,000 shares; Mr. Weisgarber - 30,000 shares; Mr. Whitaker - 75,000 shares; and group - 246,200 shares.

(8)                Includes 640,085 shares owned of record by E. Thomas Martin; 15,000 shares of common stock not outstanding but subject to options currently exercisable, or exercisable within 60 days; 5,994,238 shares owned of record by MVII, but excludes shares owned of record by the other members of the Martin Group.

(9)                The Martin Group is comprised of the DSI Group and Walter and Susan Reiling (the “Reilings”). Pursuant to the Voting Agreement, each member of the DSI Group has given MVII an irrevocable proxy to vote its respective shares of common stock of the Company for, among other things, MVII’s nominees for director, and MVII is obligated under the Voting Agreement to vote its shares of common stock of the Company for the nominees of the DSI Group.  Pursuant to a Shareholders’ and Voting Agreement dated January 7, 2000 (the “Reiling Voting Agreement”), among the Company, MVII and the Reilings, the Reilings have given MVII an irrevocable proxy to vote their shares of common stock of the Company for, among other things, MVII’s nominees for director, and MVII is obligated under the Reiling Voting Agreement to vote its shares of common stock of the Company for the Reilings’ nominee.

(10)          Includes 5,994,238 shares owned of record by MVII; 354,951 shares owned of record (including 15,000 shares not outstanding but subject to options currently exercisable) by M.D. Davis; 117,000 shares owned of record (including 17,000 shares not outstanding but subject to options currently exercisable) by Joseph N. Matlock; 261,171 shares owned of record (including 2,000 shares not outstanding but subject to options currently exercisable) by Douglas A. Smith; 2,000 shares not outstanding but subject to options currently exercisable owned of record by Barry B. Conrad; and 551,208 shares owned of record (including 15,000 shares not outstanding but subject to options currently exercisable) by the Reilings.

(11)          Excludes shares owned of record by other members of the Martin Group that are to be voted in accordance with the Voting Agreement and the Reiling Voting Agreement.

(12)          Excludes shares owned of record by other members of the Martin Group that are to be voted in accordance with the Reiling Voting Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain transactions involving the Company and certain directors and executive officers of the Company is set forth herein.

Management - Employment and Related Agreements

Mr. M.D. Davis, director, entered into a consulting agreement effective as of June 1, 1999, pursuant to which he ceased to be an employee and officer of the Company and agreed to provide consulting services to the Company through the period ending June 1, 2002. For his services under the consulting agreement, Mr. Davis  received total compensation in the amount of $450,000, which was payable in equal monthly installments of $12,500 ($150,000 per annum).

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

The Company entered into an employment contract with Gregory A. Barth on April 1, 2001.  Pursuant to the agreement, Mr. Barth shall serve as Senior Vice President of Worldwide Operations, Business Planning and Logistics of the Company for a term ending March 31, 2003, and will be paid an annual salary of $150,000.  The agreement contains non-disclosure, non-competition and non-solicitation provisions applicable during the term of employment and for one year thereafter. Mr. Barth’s employment contract terminates on March 31, 2003.  Mr. Barth will leave the employment of the Company at that time.

On January 7, 2000, the Company acquired Meritus by way of merger.  Pursuant to the terms of the merger, the Company acquired all of the issued and outstanding stock of Meritus in exchange for (i) 533,208 unregistered shares of the Company’s common stock; (ii) $884,033.82 in cash; and (iii) the Company’s Subordinated Secured Promissory Note for $1,690,000 paid to the Reilings who were the sole shareholders of Meritus.  Contemporaneously with the merger, the Company satisfied approximately $4.4 million of Meritus’ debt.  The Reiling Voting Agreement was entered into in connection with the merger.

In connection with the Meritus acquisition, the Company borrowed $5,000,000 from MVII. That debt is evidenced by a promissory note dated January 7, 2000 (the “MVII Note”).  The MVII Note bears interest at a rate of prime plus 2%, matures on July 1, 2004, and is subordinated to senior debt of the Company.  The proceeds from the MVII Note were used primarily to facilitate the Company’s merger with Meritus, including the satisfaction of the Meritus debt discussed above.  On March 6, 2002, May 21, 2002 and March 10, 2003, pursuant to the terms of the Revolver and the MVII Note, the Company reborrowed an aggregate of $1.35 million of the original principal that the Company had paid on the MVII Note.  The proceeds were used to finance the normal business operations of the Company.

Mr. Davis and Mr. Joseph N. Matlock, the members of the special committee of the Board of Directors formed for the purpose of considering, evaluating and negotiating the proposed going-private transaction, have executed agreements with the Company pursuant to which they shall each receive $200 for each meeting of the special committee requiring more than one hour of attendance in person, plus they each shall receive reimbursement of reasonable out-of-pocket expenses incurred in connection with their service on the special committee. Mr. Davis and Mr. Matlock additionally entered into indemnification agreements with the Company with respect to their service on the special committee.

Investment Warrant

On March 19, 2001, the Company issued to MVII an Investment Warrant to acquire 1.8 million shares of the Company’s common stock, at a purchase price of $2.7 million.  The Investment Warrant was exercisable in whole on in part, for a ten-year period beginning June 3, 2002.  The Investment Warrant was subject to certain anti-dilution adjustments.  In connection with the issuance of the Investment Warrant, the Company and MVII entered into a Registration Rights Agreement, pursuant to which MVII was granted certain piggyback registration rights with respect to the shares of the common stock underlying the Warrant.  Shares of common stock acquired by MVII upon exercise of the Warrant are subject to the terms of a Shareholders’ and Voting Agreement dated as of April 5, 1999, among MVII and certain of the Company’s other shareholders.  Proceeds from the sale of the Investment Warrant were used by the Company for current working capital.

The Investment Warrant was issued by the Company to MVII in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.  The Company believes the Section 4(2) exemption from registration was available based upon the established criteria for effecting a private offering by virtue of the following facts, among others:  (i) MVII had access to the type of information that would be included in a registration statement, (ii) MVII’s principals have adequate financial means to bear the risk of MVII’s additional investment in the Company and can be described as sophisticated, (iii) MVII was the only offeree in the transaction, (iv) MVII acquired the Investment Warrant for investment and not with a view toward distribution, (v) the Investment Warrant contains restrictions on resale of the Investment Warrant and the common stock issued upon exercise of the Investment Warrant, and (vi) no underwriters were involved nor were any underwriters’ commissions paid in connection with the transactions.

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

ITEM 14. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures.

With the participation of management, the Company’s President and Chief Executive Officer and its Chief Financial Officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this report. Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer believe that:

•                  the Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and

•                  the Company’s disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2002, the Company incurred fees from PricewaterhouseCoopers LLP (“PWC”), the principal independent accountant of the Company, in the amount of $223,000 relating to the audit of its 2002 financial statements and reviews of its Forms 10-Q for fiscal year 2002, and $79,000 in non-audit related fees.

Fees incurred from PWC during 2002 for non-audit related services included $54,000 for federal, state and foreign income tax filings compliance and related matters, and $25,000 for other services.

The audit committee considered whether the provision of non-audit services is compatible with maintaining the independence of the Company’s outside auditor, PWC.

In the event that the going private transaction discussed more fully in Item 7 of this report is not consummated, the audit committee of the Company intends to institute a policy that thereafter PWC would be retained solely to provide audit and audit-related services and that the auditors would not be retained to provide information systems consulting services.  The policy would apply to new engagements and does not affect limited term engagements in effect at the time the policy was approved.  PWC provided certain consulting and other non-audit services to the Company in fiscal 2002.

In addition, the audit committee of the Company continues to monitor legislative and regulatory developments concerning auditor independence and services that may be provided by independent auditors to an audit client, including those developments under the Sarbanes-Oxley Act of 2002 and related rules issued by the Securities and Exchange Commission.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)           Reports on Form 8-K.

1.             The Company filed a Form 8-K dated January 28, 2003, (filed on January 30, 2003) for the purpose of reporting the receipt of the going-private proposal described more fully in Item 7 of this report.

2.             The Company filed a Form 8-K dated March 18, 2003, (filed on March 21, 2003) for the purpose of reporting the receipt of a delisting determination from the Nasdaq SmallCap Market described more fully in Item 5 of this report.

3.             The Company filed a Form 8-K dated March 27, 2003, (filed on March 28, 2003) for the purpose of reporting the signing of the definitive merger agreement for the going private transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI Toys, Inc.

Dated: March 28, 2003	By:	/s/ JOSEPH S. WHITAKER
Joseph S. Whitaker
President, Chief Executive Officer and Director

Dated: March 28, 2003	By:	/s/ ROBERT L. WEISGARBER
Robert L. Weisgarber
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. THOMAS MARTIN	Chairman	March 28, 2003
E. Thomas Martin

/s/ M. D. DAVIS	Director	March 28, 2003
M.D. Davis

/s/ JOSEPH N. MATLOCK	Director	March 28, 2003
Joseph N. Matlock

/s/ ROBERT L. BURKE	Director	March 28, 2003
Robert L. Burke

/s/ JOHN MCSORLEY	Director	March 28, 2003
John McSorley

/s/ WALTER S. REILING	Director	March 28, 2003
Walter S. Reiling

CERTIFICATIONS

I, Joseph S. Whitaker, President and Chief Executive Officer, certify that:

1.                                       I have reviewed this annual report on Form 10-K of DSI Toys, Inc. (“registrant”);

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation  as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ Joseph S. Whitaker
Joseph S. Whitaker
President and Chief Executive Officer

I, Robert L. Weisgarber, Chief Financial Officer certify that:

1.                                       I have reviewed this annual report on Form 10-K of DSI Toys, Inc. (“registrant”);

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation  as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date:	March 28, 2003	/s/ Robert L. Weisgarber
Robert L. Weisgarber
Chief Financial Officer

DSI TOYS, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders of

DSI Toys, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DSI Toys, Inc. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations and is in violation of certain lending covenants resulting in a working capital deficiency.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 and 5 to the consolidated financial statements, in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” beginning in 2002, the Company no longer amortizes goodwill.

PricewaterhouseCoopers LLP
Houston, Texas
March 27, 2003

DSI Toys, Inc.

Consolidated Balance Sheet

	December 31, 2002	December 31, 2001
ASSETS

Current Assets:
Cash	$1,737,329	$284,637
Accounts receivable, net	4,861,391	8,767,550
Inventories	6,588,547	6,739,920
Prepaid expenses and other current assets	3,164,281	1,981,592
Deferred income taxes		893,000
Total current assets	16,351,548	18,666,699

Property and equipment, net	2,192,941	1,769,284
Deferred income taxes		1,312,000
Goodwill, net	9,241,128	9,241,128
Other assets	885,085	323,624
	$28,670,702	$31,312,735

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$13,517,790	$6,580,780
Current portion of long-term debt	8,240,923	1,120,650
Current portion of long-term debt due to a related party	960,510	1,751,485
Income taxes payable	112,364	69,638
Total current liabilities	22,831,587	9,522,553
Long-term debt		9,210,390
Long-term debt due to a related party	4,554,042	3,289,552
Deferred income taxes	179,902	156,642
Total liabilities	27,565,531	22,179,137
Commitments and Contingencies (Notes 1 and 12)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value, 35,000,000 authorized, 10,866,365 and 9,066,365 shares issued and outstanding respectively at December 31, 2002 and December 31, 2001	108,664	90,664
Additional paid-in capital	7,855,465	5,173,465
Common stock warrants	102,500	2,802,500
Accumulated other comprehensive loss	(87,129)	(70,928)
Accumulated earnings (deficit)	(6,874,329)	1,137,897
Total shareholders’ equity	1,105,171	9,133,598
	$28,670,702	$31,312,735

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Operations

	Fiscal Year
	2002	2001	2000

Net sales	$49,754,173	$67,906,409	$70,438,531
Cost of goods sold	38,683,911	47,985,126	50,120,552
Gross profit	11,070,262	19,921,283	20,317,979
Selling, general and administrative expenses	15,972,473	20,103,335	20,367,165
Operating loss	(4,902,211)	(182,052)	(49,186)
Interest expense	(911,792)	(1,155,092)	(1,473,909)
Other income	77,483	278,529	196,661
Loss before income taxes	(5,736,520)	(1,058,615)	(1,326,434)
Benefit from (provision for) income taxes	(2,275,706)	(390,903)	477,448
Net loss	$(8,012,226)	$(1,449,518)	$(848,986)

Basic earnings per share

Loss per share	$(0.82)	$(0.16)	$(0.09)

Weighted average shares outstanding	9,720,463	9,066,365	9,053,382

Diluted earnings per share

Loss per share	$(0.82)	$(0.16)	$(0.09)

Weighted average shares outstanding	9,720,463	9,066,365	9,053,382

See accompanying notes to consolidated financial statements.

DSI Toys, Inc

Consolidated Statement of Cash Flows

	Fiscal Year
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(8,012,226)	$(1,449,518)	$(848,986)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,071,983	1,334,392	1,551,632
Amortization and write-off of debt discount and issuance costs	48,539	42,583	24,927
Amortization of goodwill		513,396	513,360
Provision for bad debts	303,872	1,717,931	222,021
Loss (gain) on sale or abandonment of equipment	24,474	(25,957)	32,173
Deferred income taxes	2,228,260	(72,207)	(893,491)
Changes in assets and liabilities, excluding acquisitions:
Restricted cash		150,000
Accounts receivable	3,602,287	(3,962,598)	(2,413,654)
Inventories	151,373	(52,725)	(954,186)
Income taxes payable	42,726	(42,687)	(316,402)
Prepaid expenses	(1,182,689)	(240,647)	(507,859)
Accounts payable and accrued liabilities	6,937,010	(1,320,510)	1,039,373
Net cash provided (used) by operating activities	5,215,609	(3,408,547)	(2,551,092)

Cash flows from investing activities:
Cash used for acquisition of Meritus			(884,033)
Capital expenditures	(1,529,837)	(766,921)	(1,249,944)
Proceeds from sale of equipment	9,723	104,286
Decrease (increase) in other assets	(610,000)	137,120	273,087
Net cash used by investing activities	(2,130,114)	(525,515)	(1,860,890)

Cash flows from financing activity:
Net borrowings (repayments) under revolving lines of credit	(406,309)	(613,604)	4,046,472
Net borrowings (repayments) on debt	(2,195,392)	2,790,465	400,684
Net borrowings (repayments) on long-term debt due to related parties	473,515	(674,478)	4,025,515
Net borrowings of other short-term debt	511,584
Payments of assumed Meritus debt			(4,382,541)
Net proceeds from issuance of warrants		2,700,000
Debt and stock issue costs		(117,500)	35,000
Net cash provided (used) by financing activities	(1,616,602)	4,084,883	4,125,130
Effect of exchange rate changes on cash	(16,201)	(43,866)	(14,436)
Net increase (decrease) in cash	1,452,692	106,955	(301,288)
Cash and cash equivalents, beginning of year	284,637	177,682	478,970
Cash and cash equivalents, end of year	$1,737,329	$284,637	$177,682

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Warrants	Accumulated Other Comprehensive	Accumulated Earning	Treasury
	Shares	Amount			Income (Loss)	(Defecit)	Stock	Total
Balance, December 31, 1999	8,719,000	$87,190	$4,934,919	$102,500	$(12,626)	$3,436,401	$(1,559,395)	$6,988,989
Comprehensive loss:
Net Loss						(848,986)		(848,986)
Foreign Currency translation adjustments net of tax					(14,436)			(14,436)
Comprehensive Loss								(863,422)
Issuance of 347,365 common shares and 185,843 common shares from the treasury	347,365	3,474	238,546				1,559,395	1,801,415
Balance, December 31, 2000	9,066,365	90,664	5,173,465	102,500	(27,062)	2,587,415		7,926,982
Comprehensive loss:
Net Loss						(1,449,518)		(1,449,518)
Foreign Currency translation adjustments net of tax					(43,866)			(43,866)
Comprehensive Loss								(1,493,384)
Warrants Issued				2,700,000				2,700,000
Balance, December 31, 2001	9,066,365	90,664	5,173,465	2,802,500	(70,928)	1,137,897		9,133,598
Comprehensive loss:
Net Loss						(8,012,226)		(8,012,226)
Foreign Currency translation adjustments net of tax					(16,201)			(16,201)
Comprehensive Loss								(8,028,427)
Warrants Exercised	1,800,000	18,000	2,682,000	(2,700,000)
Balance, December 31, 2002	10,866,365	$108,664	$7,855,465	$102,500	$(87,129)	$(6,874,329)		$1,105,171

See accompanying notes to consolidated financial statements.

DSI TOYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization:

DSI Toys, Inc. (the “Company”) was incorporated under the laws of the State of Texas in November 1970.  The Company markets and distributes a variety of toys and children’s consumer electronics both within the United States and internationally, primarily to retailers.  The Company’s products are manufactured primarily in the People’s Republic of China.

Effective May 1, 1997, the Company’s Articles of Incorporation were amended to (i) authorize the issuance of 5,000,000 shares of $.01 par value preferred stock, (ii) change the par value of common stock to $.01 and (iii) reduce the authorized shares of common stock to 20,000,000 shares.

On June 3, 1997, the Company completed its initial public offering (the “Offering”) of 2,500,000 shares of common stock, which provided the Company net proceeds of $17.7 million.  All of the net proceeds were used to repay debt of the Company.  In connection with the Offering, the Company issued warrants to purchase 250,000 shares of common stock to the lead underwriters.  Such warrants are exercisable at $10.80 per share and expired on May 28, 2002.

Effective May 28, 1999, the Company’s Articles of Incorporation were amended to increase the authorized shares of common stock to 35,000,000 shares.

Effective June 1, 1999, the Company consummated transactions with MVII, LLC (“MVII”) pursuant to a Stock Purchase and Sale Agreement dated April 15, 1999.  As a result of those transactions, MVII made a total investment of $12 million in the Company’s common stock, $5 million of which was paid directly to the Company for the purchase of 2,458,491 shares of common stock.

On August 21, 2002, MVII converted a prepaid Investment Warrant in exchange for 1.8 million shares of common stock.  The Investment Warrant was issued March 19, 2001, for a cash purchase price of $2.7 million.  Proceeds from the sale of the Investment Warrant were used by the Company for current working capital.

Liquidity and Going Concern

The Company’s viability as a going concern is dependent upon successful negotiations with Sunrock, a new lender, or a substantial capital infusion, as well as sustained profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To the extent the Company’s cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to successfully raise additional capital through an equity infusion or the issuance of debt.  The Company’s executive management believes that the Company will be required to either obtain a new revolving loan or obtain necessary additional capital to allow the Company to continue its normal operations for the foreseeable future. However, there can be no assurance the Company will meet its projected operating results or be successful either in obtaining additional capital, or obtaining a new revolving loan.

Since the Company’s cash reserves and cash flows from operations no longer meet its cash requirements, the Company has explored various alternatives to raise additional capital.

The Company has held discussions and negotiations with several lenders regarding a credit facility to replace the Revolver.  Management is negotiating with one of those institutions regarding a replacement credit facility that will become effective at the close of the anticipated going private transaction, which is discussed in greater detail below.  Management believes that the going private transaction will close and that the Company will be able to continue its operations until that time.

Delisting

On February 14, 2002, the Company received notice from The Nasdaq Stock Market, Inc. that the Company’s common stock had closed below the minimum price of US$1.00 per share requirement for continued listing on the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4) (the “Rule”).  The Company was granted a 180 calendar day grace period to comply with the Rule, but was still not in compliance with the Rule on August 13, 2002, the final day of the grace period.  However, at such time the Company was granted an additional 180 calendar day grace period to comply with the Rule because it did meet the initial listing criteria for the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). The additional grace period expired on February 10, 2003, without the Company being in compliance with the Rule.  On March 18, 2003, the Company received notification that its securities would be delisted from the Nasdaq SmallCap Market at the opening of business on March 27, 2003.  The Company elected not to appeal the delisting determination and its common stock commenced trading on the over-the-counter Bulletin Board electronic quotation system effective with the opening of business on March 27, 2003, under the ticker symbol “DSIT.”

Going Private Transaction

Since the Company’s cash reserves and cash flows from operations no longer meet its cash requirements, the Company has explored various alternatives to raise additional capital.

In January 2003, after other alternatives for the Company had been exhausted, E. Thomas Martin, the Chairman of the Company’s Board of Directors, and certain other officers, directors and shareholders of the Company (the “Buyer Group”) began serious consideration of a going-private transaction.  On January 27, 2003, the Board of Directors invited the Buyer Group to submit an offer to the Company for a going-private transaction.

On January 28, 2003, the Buyer Group proposed to the Company a going-private transaction by way of a merger that would result in the purchase of shares of common stock held by the shareholders who are not members of the Buyer Group for $0.44 per share.

The Board of Directors appointed a special committee to review the proposed transaction.

Based on a series of negotiations between the special committee and representatives of the Buyer Group, the purchase price was increased to $0.47 per share.

On March 26, 2003, the Board of Directors unanimously voted to approve the merger agreement and recommended that the shareholders approve the merger agreement and the merger.

On March 27, 2003, the merger agreement was signed and the Company issued a press release announcing the merger agreement.

If the shareholders of the Company approve the merger, the Company’s shares will be delisted from the over-the-counter Bulletin Board electronic quotation system and its common stock will be deregistered under the Securities Exchange Act of 1934. The Company will continue in business as a privately-held Texas corporation.

NOTE 2 - Summary of Significant Accounting Policies:

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

Basis of presentation

The accompanying consolidated financial statements include the accounts of wholly-owned subsidiary DSI(HK) Limited. All significant intercompany transactions have been eliminated in consolidation.  The Company’s fiscal year is the year ending December 31 of the calendar year mentioned.

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

Allowance for Returns and Defectives

The Company records a provision for estimated sales returns and defectives on sales in the same period as the related revenue is recorded.  Our sales to customers generally do not give them the right to return products or to cancel firm orders.  However, as is common in the industry, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which includes price discounts, credits and returns when demand for specific products fall below expectations.  Additionally, customers are given credit for any defective products they may have received.  The allowance estimates are based on historical sales returns and defective rates, analysis of credit memo data and other known factors.  If the data the Company uses to calculate these estimates does not properly reflect future returns and defectives, revenue could be overstated and future operating results adversely affected.

Inventories

Inventory is valued at the lower of cost or market, with cost being determined on the average cost basis.  The Company reviews the book value of slow-moving items, discounted product lines and individual products to determine if these items are properly valued.  The Company identifies these items and assesses the ability to dispose of them at a price greater than cost.  If it is determined that cost is less than market value, then cost is used for inventory valuation.  If market value is less than cost, then the Company establishes a reserve for the amount required to value the inventory at market.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would adjust its reserve accordingly.

Property and equipment

Property and equipment are recorded at cost.  Maintenance and repairs are charged to operations, and replacements or betterments are capitalized.  Property or equipment sold, retired, or otherwise disposed of is removed from the accounts, and any gains or losses thereon are included in operations during the period of disposal.  Depreciation is recorded over the estimated useful lives of the related assets using the straight-line method.

Debt issuance costs and debt discount

Debt issuance costs and debt discount are amortized over the term of the related debt on a straight-line basis.

Advertising

The cost of producing media advertising is capitalized as incurred and expensed in the period in which the advertisement is first shown.  During interim periods, media communications costs are accrued in relation to sales when the advertising is clearly implicit in the related sales arrangement.  All media communication costs are expensed however in the fiscal year incurred.  All other advertising costs are expensed in the period incurred.  Television advertising expense totaled $3,015,000, $2,500,000 and $3,621,000 during fiscal 2002, 2001 and 2000, respectively.  Prepaid television advertising production costs of $65,000, $130,000 and $101,000 respectively are included in prepaid expenses at December 31, 2002, 2001 and 2000.  The Company entered into advertising barter transactions in which the Company recorded $321,000, $730,000 and $529,000 in advertising expenses in fiscal 2002, 2001 and 2000, respectively.  In addition, prepaid expenses at December 31, 2000, included $200,000 in bartered, prepaid 2001 print advertising.  There is no bartered prepaid advertising expense at December 31, 2002 and 2001.  Management believes these amounts approximate fair value.

Income taxes

The Company accounts for deferred income taxes using the liability method, which provides for the recognition of deferred tax assets and liabilities based upon temporary differences between the tax basis of assets and liabilities and their carrying value for financial reporting purposes.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities during the period.  In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax law or rates.  U.S. deferred income taxes are provided on the undistributed earnings of the wholly-owned subsidiaries.

The Company recorded a $4.0 million charge in fiscal year 2002 to establish a valuation allowance for all of its deferred tax assets, including $2.2 million of deferred tax assets generated in prior years.  The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes,” which places primary importance on the Company’s cumulative operating results in the most recent periods when assessing the need for a valuation allowance. The primary factors considered in evaluating the realizability of the deferred tax assets and establishing the valuation allowance were continued operating losses for the Company through December 31, 2002, the Company’s projection of future operating results and the number of years it will take to recover the tax assets in a difficult market.  This evaluation provides sufficient negative evidence to establish an additional valuation allowance under the provisions of SFAS 109.  The Company intends to maintain a full valuation allowance for its deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the allowance.  The establishment of this valuation allowance in no way affects the Company’s ability to reduce future tax expense through utilization of net operating losses and foreign income tax credits.  However, currently there can be no assurances that the net operating losses will be utilized.

Foreign currency translations

The Company’s foreign subsidiary uses the local currency as the functional currency.  Accordingly, assets and liabilities of the Company’s foreign subsidiary are translated using the exchange rate in effect at the balance sheet date, while income and expenses are translated using average rates.  Translation adjustments are reported as a separate component of shareholders’ equity.

Fair value of financial instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt.  Due to their short maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value.  The fair value of the Company’s debt approximates the carrying amount of the debt as it is at variable market rates.

Concentration of credit risk and export sales

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  The Company sells its products principally to retail discount stores and toy stores.  Five customers comprise a significant portion of the Company’s sales (53% in 2002), and therefore, receivables from one or all of these customers may, at any point in time, comprise a large portion of the Company’s total receivables, providing an increased concentration of credit risk.  Additionally, the customer base is primarily located in the United States, though overall the Company’s customer base is large and geographically dispersed across the globe.  The Company performs ongoing credit evaluations of its customers to minimize credit risk, and for the majority of its FOB Asia sales, the Company obtains letters of credit from its customers supporting the accounts receivable.  (See Note 12).

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

Goodwill has been amortized over 20 years using the straight-line method in 2001 and 2000.  In 2002, the Company adopted, Statement of Financial Accounting Standards, No. 142, “Goodwill and Other Intangible Assets,” (“FAS142”), which eliminates amortization of goodwill beginning in January 2002 and requires an annual impairment test based on its estimated fair value, using future discounted cash flow and other factors.

The Company engaged an independent company to assist in the fair value assessment as of December 31, 2002 and 2001.  Based on these assessments, an impairment valuation is not required.

Earnings per share

                The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares and all dilutive potential common shares outstanding.

Stock options and warrants are the only potentially dilutive shares the Company has outstanding at December 31, 2002. The 574,000 shares, 729,500 shares and 866,500 shares, respectively of common stock options and warrants outstanding were not included in the diluted earnings per share calculation during fiscal 2002, 2001, and 2000, because the options and warrants would be anti-dilutive.

Stock-based compensation plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its plans and the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, An Amendment of FAS 123,” in disclosures regarding the plan.

The Company applies the intrinsic method proscribed by APB 25 and related interpretations in accounting for its stock option plan.  Accordingly, no compensation cost has been recognized by the Company for this plan.  The following table illustrates the effect on net loss and loss per share calculated as if compensation cost for the 1997 Plan was determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123 for fiscal years 2002, 2001 and 2000:

	2002	2001	2000
Net loss, as reported	$(8,012,226)	$(1,449,518)	$(848,986)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(138,425)	(319,900)	(240,426)
Pro forma net loss	$(8,150,651)	$(1,769,418)	$(1,089,412)
Loss per share:
Basic – as reported	$(0.82)	$(0.16)	$(0.09)
Basic – pro forma	$(0.84)	$(0.20)	$(0.12)

Diluted – as reported	$(0.82)	$(0.16)	$(0.09)
Diluted – pro forma	$(0.84)	$(0.20)	$(0.12)

Recent Accounting Pronouncements

In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued. The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective on January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2002, SFAS No. 145, “Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, An Amendment of FAS No. 123.”  This statement addresses the acceptable transitional methods when the fair value method of accounting for stock-based compensation covered in SFAS No. 123 is elected.  Additionally, the statement prescribes tabular disclosure of specific information in the “Summary of Significant Accounting Policies” regardless of the method used and also required interim disclosure of similar information.  The Company has adopted this statement effective with the fiscal year ending December 31, 2002.  The Company has not elected the fair value method, but continues accounting for stock-based compensation by the intrinsic method prescribed by APB Opinion 25.  The disclosure required by SFAS 148 is included in the Summary of Significant Accounting Policies.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which established additional accounting and disclosure requirements when an enterprise guarantees the indebtedness of others.  The enterprise providing the guarantee is required to recognize a liability for the fair value of the obligation assumed and disclose the information in its interim and annual financial statements.  The Company does not believe this will have a significant impact on our disclosures.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  The interpretation defines when and who consolidates a “variable interest entity,” or “VIE.”  This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE.  FIN 46 is effective during 2003 depending on when the VIE is created.  The Company does not believe this will have a significant impact on our reported results of operations and financial condition.

NOTE 3 - Accounts Receivable:

Accounts receivable consist of the following:

	December 31, 2002	December 31, 2001
Trade receivables	$9,205,491	$12,717,550
Provisions for:
Discounts and markdowns	(1,905,000)	(1,472,706)
Return of defective goods	(395,000)	(777,294)
Doubtful accounts	(2,044,100)	(1,700,000)
Accounts receivable, net	$4,861,391	$8,767,550

The 2002 provision for doubtful accounts includes amounts related to trade receivables for several companies filing for bankruptcy during 2002 and early 2003.  Among these companies are Ames Department Stores, Inc. and FAO, Inc., for which amounts were included in the 2002 expense for bad debts.  Additionally, the 2002 provision includes a $1,600,000 amount for Kmart Corp. that was charged to bad debt expense in 2001.

NOTE 4 - Property and Equipment:

Property and equipment consist of the following:

	Estimated useful lives	December 31, 2002	December 31, 2001
Molds	3 years	$6,359,125	$5,509,743
Equipment, furniture and fixtures	3-7 years	1,834,427	1,826,150
Leasehold improvements	10 years or lease term	653,773	1,221,473
Automobiles	3-5 years	—	31,678
		8,847,325	8,589,044
Less: accumulated depreciation		(6,654,384)	(6,819,760)
		$2,192,941	$1,769,284

Note 5 - Goodwill:

Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if indicators arise) for impairment.  According to SFAS No. 142, companies are required to identify their reporting units and determine the aggregate carrying values and fair values of all such reporting units.  To the extent the carrying value of a reporting unit exceeds its relative fair value, a second step of the SFAS NO. 142 impairment test is required.  This second step requires the comparison of the implied fair value of the reporting unit goodwill to its related carrying value, both of which must be measured by the company at the same point in time each year.  Any initial loss resulting from a goodwill impairment test must be recorded as a change in accounting principle.  The Company engaged an independent company to assist in valuing the Company’s goodwill in accordance with SFAS No. 142 for the years ended December 31, 2002 and 2001.  Based on these reviews, an impairment charge is not required.

The changes in the carrying amount of goodwill for each of the Company’s reportable business segments for the year ended December 31, 2002 were as follows:

	United States	Hong Kong	Total
Balances as of January 1, 2002	$9,241,128	$—	$9,241,128
Changes to Goodwill during the period
Balances as of December 31, 2002	$9,241,128	$—	$9,241,128

The following table shows what the Company’s net loss and loss per share would have been in 2001 and 2000 if goodwill had not been amortized during those periods, compared to the net income and loss per share recorded for 2002:

	2002	2001	2000

Reported net loss	$(8,012,226)	$(1,499,518)	$(848,986)
Add back: Goodwill amortization	—	513,396	513,360
Adjusted net loss	$(8,012,226)	$(986,122)	$(335,626)

Basic Earnings per Share:
Reported net loss	$(0.82)	$(0.16)	$(0.09)
Goodwill amortization	—	0.05	0.05
Adjusted net loss	$(0.82)	$(0.11)	$(0.04)

Diluted Earnings per Share:
Reported net loss	$(0.82)	$(0.16)	$(0.09)
Goodwill amortization	—	0.05	0.05
Adjusted net loss	$(0.82)	$(0.11)	$(0.04)

NOTE 6 - Accounts Payable and Accrued Liabilities:

Accounts payable and accrued liabilities consist of the following:

	December 31, 2002	December 31, 2001
Trade payables	$10,317,404	$3,447,888
Accrued royalties	1,638,290	1,512,586
Accrued compensation and commissions	621,431	679,540
Other	940,665	940,766
	$13,517,790	$6,580,780

NOTE 7 - Notes Payable:

Indebtedness consists of the following:

	December 31, 2002	December 31, 2001
Primary Debt
Bank revolving line of credit for $17.5 million with a commercial bank, collateralized by all of the Company’s U.S. accounts receivable, intangibles, equipment, fixtures, and inventory, and 65% of the common stock of DSI(HK) Limited, principal due on March 31, 2004; interest at prime plus .75% (5% at December 31, 2002)	$7,014,998	$9,210,390
Revolving bank loan drawn against a $6 million line of credit, collateralized by customers’ letters of credit, fluctuating interest rate (4.25% at December 31, 2002)	709,566	– –
Bank installment loan, bearing interest at 4.5%; payable in 12 monthly payments of HKD340,652 (approximately US$43,700 at December 31, 2002), including principal and interest, with final payment due December 3, 2003.	511,585	– –
Short-term loans from 3 banks discounted and collateralized by specific customer’s letters of credit; interest ranging from 4.75% to 5.15%.		1,080,235
Other	4,774	40,415
	8,240,923	10,331,040
Less: current portion	8,240,923	1,120,650
	$—	$9,210,390

The bank revolving credit facility (the “Revolver”) includes a $17.5 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, as defined in the agreement.  The Revolver matures on  March 31, 2004.  Interest on borrowings outstanding under the Revolver is payable monthly in arrears at an annual rate equal to prime plus .75%.  In addition, an unused line fee at an annual rate equal to .50% applied to the amount by which $17.5 million exceeds the average daily principal balance during the month and a collateral management fee of $2,500 is payable monthly.

The Revolver contains certain restrictive covenants and conditions among which are prohibition on payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisition of assets, limitations on advances to third parties and compliance with minimum net worth and net income amounts and designation as the “Senior Indebtedness” as relates to the related party debt described below.

The Company’s net losses for the year ended December 31, 2002, resulted in the Company being out of compliance with certain financial covenants required under the Revolver.  Therefore, the Company’s $7.0 million debt under the Revolver as of December 31, 2002, has been reclassified as a current liability.  As a result, the Company’s current liabilities exceeded its current assets by $6.5 million as of December 31, 2002. If the Revolver, at the lender’s option, were to be accelerated, the $7.0 million debt would become immediately due and payable.

The Company in the past has been successful in negotiating the Revolver amendments to bring the Company back into compliance.  Primary operations for the lender of the Revolver, Sunrock Capital Corp. were sold in February 2003, limiting the willingness of Sunrock to amend any remaining lending agreements.  As a result, the Company is in discussions with several banks to replace the Revolver with a new similar loan.  The Company’s viability as a going concern is dependent upon successful negotiations with Sunrock, a new lender, or a substantial capital infusion, as well as sustained profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To the extent the Company’s cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to successfully raise additional capital through additional equity infusion or the issuance of debt.  The Company’s executive management believes that the Company will be required to either obtain a new revolving loan or obtain necessary additional capital to allow the Company to continue its normal operations for the foreseeable future. However, there can be no assurance the Company will meet its projected operating results or be successful either in obtaining additional capital, or obtaining a new revolving loan.

In addition to the above, the Company has available an additional HKD $19,000,000 (approximately US $2.4 million) line of credit bank facility (the “Standard Chartered Facility”).  The facility is in the form of a credit financing facility based on actual shipments of product and opened letters of credit and bears interest at the 3-month LIBOR rate plus 2%.  This facility expires June 20, 2003.

The Company’s revolving bank loan drawn against a $6 million line of credit and the Standard Chartered Facility are subject to periodic review and may be canceled by the respective bank upon notice.

	December 31, 2002	December 31, 2001
Related Party Debt
Promissory Note of $1,690,000 to Walter S. and Susan Reiling, collateralized by a $868,000 Letter of Credit, subordinated to other debt, payable in quarterly installments of $108,500 through January 7, 2005; including interest at 10.0375%.	$864,552	$1,191,037

Promissory Note of $5,000,000 to MVII, Inc., subordinated to the Revolver, payable in monthly installments of $50,000 through July 2004 plus interest at prime plus 2% (6.25% at December 31, 2002). Additionally, under certain conditions as stipulated by the Revolver a $300,000 payment may be made on March 31 each year.	4,650,000	3,850,000
	5,514,552	5,041,037
Less: current portion	960,510	1,751,485
	$4,554,042	$3,289,552

The $868,000 Letter of Credit collateralizing the $1,690,000 promissory note, is provided for the benefit of the Company by MVII.  Expenses associated with the letter of credit are reimbursed to MVII by the Company.  Payment to MVII on the $5,000,000 promissory note is subject to the terms of a subordination agreement between MVII and the Revolver bank, which places restrictions on payment to MVII, based on the borrowing capacity available to the Company under the Revolver.

The Company’s ability to meet its maturing debt and other cash requirements is dependent on the continuation of sufficient lending arrangements, additional cash infusions, and/or cash from operations.  In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions, as well as other factors.  However, there can be no assurance the Company will meet its projected operating results.

NOTE 8 - Income Taxes:

The components of income (loss) before provision for (benefit from) income taxes by fiscal year were as follows:

	2002	2001	2000
Domestic	$(5,715,771)	$(3,908,923)	$(4,167,128)
Foreign	(20,749)	2,850,308	2,840,694
	$5,736,520	$(1,058,615)	$(1,326,434)

The provision for income taxes (benefit) by fiscal year is as follows:

	2002	2001	2000
Current:	$—	$—	$—
Federal
Foreign	34,244	363,992	324,473
	34,244	363,992	324,473
Deferred:
Federal	2,205,000	(40,000)	(949,000)
Foreign	36,462	66,911	147,079
	2,241,462	26,911	(801,921)
	$2,275,706	$390,903	$(477,448)

The difference between income taxes (benefit) at the statutory federal and the effective income tax rates by fiscal year is as follows:

	2002	2001	2000
Taxes (benefit) computed at statutory rate	$(1,950,417)	$(359,929)	$(450,987)
U.S. Permanent items	18,600	191,002	190,256
Split Dollar Life Insurance	—	—	(592,577)
Valuation allowance	4,031,000	566,474	371,654
Other, net	176,523	(6,644)	4,206
	$2,275,706	$390,903	$(477,448)

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2002	December 31, 2001
Net operating loss carry forward	$1,152,000	$610,000
Allowance for doubtful accounts	638,000	578,000
Inventory valuation adjustments	33,000	29,000
Depreciation	178,000	259,000
Accruals for inventory returns and markdowns	400,000	133,000
Foreign and alternative minimum tax credits	1,596,000	1,753,000
Other	34,000	57,000
Gross deferred tax assets	4,031,000	3,419,000
Less valuation allowance	(4,031,000)	(566,000)
Net deferred tax assets	0	2,853,000
Unremitted earnings of foreign subsidiary	0	(648,000)
Depreciation	(179,902)	(156,642)
Other	(109,861)	(99,118)
Gross deferred tax liabilities	(289,763)	(903,760)
Net deferred tax assets (liabilities)	$(289,763)	$1,949,240

The Internal Revenue Service regulations restrict the utilization of U.S. net operating loss carryforwards and other tax attributes such as foreign tax credits for any company in which an “ownership change” as defined in Section 382 of the Internal Revenue Code has occurred.  In June of 1999, the Company had a Section 382 change in ownership.  As a result, the Company’s U.S. net operating losses and tax credits generated before this ownership change are subject to limitation of approximately $1,230,000 per year.  For the current fiscal year, this limitation did not impact the Company’s utilization of U.S. net operating losses and foreign tax credits.

At December 31, 2002, the Company has approximately $1,514,000 in foreign tax credit carryforwards which expire between December 31, 2002 through December 31, 2007.  The Company also has approximately $82,000 in alternative minimum tax credit carryforwards which do not expire.  The Company has federal net operating loss carryforwards (NOL) of approximately $3,389,000 which expire in 2021.  The Company’s state net operating loss carryforward is not significant.  The benefit from utilization of net operating loss carryforwards could be subject to further limitations if significant ownership changes occur in the Company.  The Company’s ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its foreign tax credit and NOL carryforwards.

Deferred Taxes - The Company recorded a $4.0 million charge in fiscal year 2002 to establish a valuation allowance for all of its deferred tax assets, including $2.2 million of deferred tax assets generated in prior years.  The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes,” which places primary importance on the Company’s cumulative operating results in the most recent periods when assessing the need for a valuation allowance.

The primary factors considered in evaluating the realizability of the deferred tax assets and establishing the valuation allowance were continued operating losses for the Company through December 31, 2002, the Company’s projection of future operating results and the number of years it will take to recover the tax assets in a difficult market.  This evaluation provides sufficient negative evidence to establish an additional valuation allowance under the provision of SFAS 109.  The company intends to maintain a full valuation allowance for its deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the allowance.  The establishment of this valuation allowance in no way affects the Company’s ability to reduce future tax expense through utilization of net operating losses and foreign income tax credits.

NOTE 9 - Employee Benefit Plan:

The Company maintains a 401(k) Plan (the “Plan”) for the benefit of its U.S. employees.  The Company may, at its discretion, provide funds to match employee contributions to the Plan.  The Company contributed approximately $51,000, $63,000 and $54,000 in fiscal 2002, 2001 and 2000, respectively, as employer matching contributions to employee contributions.

NOTE 10 - The Stock Option Plan and Warrants:

The Company has reserved 388,888 common shares for issuance upon exercise of a warrant issued to a bank.  The warrant expires on December 11, 2005.  Upon completion of the going private transaction, such warrant will be exercisable at a purchase price of $0.47 per share.

In connection with the Offering, the Company issued warrants to purchase 250,000 shares of common stock.  Such warrants are exercisable at $10.80 per share and expired May 28, 2002.

On August 21, 2002, MVII converted a prepaid Investment Warrant in exchange for 1.8 million shares of common stock.  The Investment Warrant was issued March 19, 2002, for a cash purchase price of $2.7 million.  Proceeds from the sale of the Investment warrant were used by the Company for current working capital.

In May 1997, the Board of Directors adopted the DSI Toys, Inc. 1997 Stock Option Plan (the “1997 Plan”) whereby certain employees may be granted stock options, appreciation rights or awards related to the Company’s common stock.  Additionally, the Company may grant nonstatutory stock options (as defined in the 1997 Plan) to nonemployee board members.  The Board of Directors authorized 600,000 shares to be available for grant pursuant to the 1997 Plan.  Options expire no later than ten years from the date of grant.

Additional awards may be granted under the 1997 Plan in the form of cash, stock or stock appreciation rights.  The stock appreciation right awards may consist of the right to receive payment in cash or common stock.  Any award may be subject to certain conditions, including continuous service with the Company or achievement of business objectives.

In May 1999, the 1997 Plan was amended to authorize 900,000 shares to be available for grant.

In May 2000, the 1997 Plan was amended to authorize 1,200,000 shares to be available for grant.

A summary of the option activity under the 1997 Plan, as amended, follows:

	Number of Outstanding Options	Weighted Average Option Price
Options outstanding at December 31, 1999	746,500	$3.63
Granted	142,500	3.19
Surrendered	(22,500)	5.40
Options outstanding at December 31, 2000	866,500	3.51
Granted	103,000	3.13
Surrendered	(240,000)	3.29
Options outstanding at December 31, 2001	729,500	3.55
Granted	10,000	3.13
Surrendered	(165,500)	3.61
Options outstanding at December 31, 2002	574,000	$3.53

The weighted average fair value at date of grant for options granted during fiscal 2002, 2001 and 2000 was $3.13, $3.13 and $3.19 respectively.  Vesting periods for options granted range from immediate to seven years from the date of grant in increments between 5% and 90% per year.

Options outstanding at December 31, 2002, are as follows:

Option Price	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Exercisable Options	Weighted Average Exercise Price
$3.125 - 3.49	528,500	$3.14	7	265,100	$3.13
8.00	45,500	$8.00	5	21,125	$8.00
	574,000			286,225

The Company applies the intrinsic method prescribed by APB 25 and related interpretations in accounting for its stock option plan.  Accordingly, no compensation cost has been recognized by the Company for this plan.  The following unaudited pro forma data is calculated as if compensation cost for the 1997 Plan was determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123 for fiscal years 2002, 2001 and 2000:

	2002	2001	2000
Net loss, as reported	$(8,012,226)	$(1,449,518)	$(848,986)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(138,425)	(319,900)	(240,426)
Pro forma net loss	$(8,150,651)	$(1,769,418)	$(1,089,412)

Loss per share:
Basic – as reported	$(0.82)	$(0.16)	$(0.09)
Basic – pro forma	$(0.84)	$(0.20)	$(0.12)

Diluted – as reported	$(0.82)	$(0.16)	$(0.09)
Diluted – pro forma	$(0.84)	$(0.20)	$(0.12)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-repricing model with the following weighted average assumptions used for grants in fiscal 2002, 2001 and 2000: expected volatility of 80%, risk-free interest rate of 3.92% to 6.37%, no dividend yield and an expected life of seven years.

NOTE 11 - Related Party Transactions:

The Company leased its office and warehouse in Houston during part of 2002 and in prior years from an entity owned by the previous sole shareholder of the Company.  Rent expense on these leases was approximately $253,000, $367,000 and $325,000 respectively for fiscal 2002, 2001, and 2000.  Management believes that the rental rates approximate fair market value.

On June 11, 1999, the Company entered into a consulting agreement with a director (and former CEO), for a term of three years.  Compensation for the three year term was $450,000 payable in equal monthly installments of $12,500.  The final payment covered by the agreement was paid in May, 2002.

On January 7, 2000, the Company borrowed $5,000,000 from MVII, LLC (a California limited liability company controlled by the Chairman, and including certain other directors) evidenced by a Promissory Note.  The Note, which bears interest at a rate of prime plus 2% per annum, requires monthly interest payments from the date of the Note and principal payments subject to subordination terms of the Revolver (see Note 7).

Also on January 7, 2000, as discussed in Note 17, the Company merged with Meritus Industries, Inc.  Pursuant to the merger terms, one of Meritus’ primary shareholders was subsequently elected to the Board of Directors.  In addition to the stock received in the transaction, the shareholder received $1.1 million in cash  and a note receivable for $1.7 million.  The note, bearing interest at 10.0375% per annum, requires quarterly principal and interest payments beginning April 1, 2000.

On March 6, 2002 and May 21, 2002, pursuant to the terms of the Revolver and the MVII Note, the Company reborrowed an aggregate of $1,350,000 of the original principal that the Company had paid on the MVII Note.  Additionally, subsequent to December 31, 2002, on March 10, 2003, the Company reborrowed an additional $350,000.  The proceeds were used to finance normal business operations of the Company.

Additional related party transactions are described in Notes 1, 11, 16 and 17.

NOTE 12 - Commitments and Contingencies:

In the normal course of business, the Company is involved in product and intellectual property issues which sometimes result in litigation.  It is the opinion of management that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, taken as a whole.

The Company and its subsidiary do not maintain any off-balance sheet debt or similar financing arrangements nor has either entity formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

The Company leases its facilities under various operating leases which expire from 2001 to 2010.  Rent expense, including amounts paid to a related party, for fiscal 2002, 2001, and 2000 amounted to $1,024,188, $966,971 and $1,008,183 respectively.  Aggregate minimum rental commitments under non-cancelable leases are as follows for the specified fiscal years:

2003	$1,086,628
2004	980,991
2005	975,854
2006	801,725
2007	320,507
Thereafter thru 2010	390,404
$4,556,109

In August 2002, the Company leased and relocated its primary executive offices, showroom and consumer service operations to approximately 17,000 square feet of office space at 10110 West Sam Houston Parkway, South, Houston, Texas, 77099.  The lease requires monthly lease payments of $14,532, plus additional annually adjustable monthly amounts for taxes, insurance, and operating expense.  The lease expires in September 2007.

Additionally, the Company leased approximately 75,000 square feet of warehouse space in Fife, Washington from a third party logistics company to serve as the Company’s primary domestic warehouse and distribution center.  The lease expires December 31, 2006, and requires monthly payments of $31,500.  The lease is cancelable by either party with nine months notice.

Royalty expense under licensing agreements aggregated approximately $2,527,000, $3,310,000 and $2,989,000, in fiscal 2002, 2001 and 2000, respectively.  At December 31, 2002, minimum guaranteed royalties payable under these agreements of  $250,000 in fiscal 2003 and $835,000 through 2007 are included in accrued royalties payable and prepaid expenses and other assets.

The Company has employment agreements with executives at December 31, 2002 that aggregate $403,000, are adjusted annually by the CPI change, and expire in the next 3-23 months.

In fiscal 2000, the Company terminated its obligations for current and future insurance premium payments on certain life insurance policies.  In prior years, the Company paid premiums for the policies owned by the Tommy and JoBeth Moss Joint Life Insurance Trust, (the “Trust”), and was entitled to repayment of the advanced premiums, plus related cumulative interest, upon the death of JoBeth Moss.  The Company agreed to forgo the cumulative amounts due the Company in exchange for the Trust extinguishing the future obligations for insurance premium payments.

NOTE 13 - Segment Information:

The Company designs, develops, markets and distributes a variety of toys and children’s consumer electronics.  These product lines are grouped into three major categories which represent the Company’s operating segments, as follows:

                Juvenile Audio Products, comprised of Youth Electronics, including walkie-talkies, pre-school audio products, and pre-teen audio products, and Musical Instruments, including electronic keyboards, drumpads and other musical toys; Girls’ Toys, including dolls, play sets and accessories; and Boys’ Toys, including radio control vehicles, action figures and western and military action toys.

These operating segments all have similar economic characteristics: the marketing of children’s products.  Based on these similarities, the Company’s products can be aggregated into one reportable segment for purposes of this disclosure.

The Company sells its products through (i) the Hong Kong operation, where products are shipped directly from contract manufacturers to the Company’s customers, and (ii) the United States operation, where products are shipped from the Company’s warehouses in Houston, TX and Fife, WA to its customers.

Financial information for fiscal 2002, 2001, and 2000 for the U.S. and Hong Kong operations is as follows:

	United States	Hong Kong	Consolidated
Fiscal 2002:
Net sales	$22,438,750	$27,315,423	$49,754,173
Operating income (loss)	(5,410,345)	508,134	(4,902,211)
Depreciation expense	296,592	775,391	1,071,983
Capital expenditures	585,400	944,437	1,529,837
Total assets at fiscal year end	$24,022,605	$4,648,097	$28,670,702
Fiscal 2001:
Net sales	$31,859,743	$36,046,666	$67,906,409
Operating income (loss)	(632,616)	450,564	(182,052)
Depreciation expense	469,033	865,359	1,334,392
Capital expenditures	121,657	645,264	766,921
Total assets at fiscal year end	$27,622,660	$3,690,075	$31,312,735
Fiscal 2000:
Net sales	$27,147,848	$43,290,683	$70,438,531
Operating income (loss)	(682,572)	633,386	(49,186)
Depreciation expense	733,186	818,446	1,551,632
Capital expenditures	237,752	1,012,192	1,249,944
Total assets at fiscal year end	$26,528,128	$3,471,012	$29,999,140

Sales to major customers that exceeded 10% of the Company’s total net sales consist of the following for the specified fiscal years:

	2002	2001	2000
Wal-Mart	27%	21%	18%
Kmart		10%
Toys “R” Us			12%

Approximately 19% of the Company’s sales were exports to countries other than the United States during fiscal 2002, and 17% and 19% during fiscal 2001 and 2000, respectively.

NOTE 14 - Supplemental Cash Flow Information:

Additional cash flow information by fiscal year is as follows:

	2002	2001	2000

Cash paid (received) for:
Interest	$935,363	$1,107,486	$1,104,296
Income taxes	$396,386	$385,926	$753,199
Noncash activities included in the following:
Accounts receivable write-offs (recoveries)	$(36,890)	$438,089	$(11,769)
Acquisition of Meritus:
Property, plant and equipment acquired			$(748,730)
Accounts receivable and other assets acquired			(838,563)
Liabilities assumed			7,475,172
Note payable issued to the Sellers			1,690,000
Common stock issues (including treasury shares)			1,801,415
Goodwill resulting from Meritus acquisition			(10,263,327)
Net cash paid for Meritus acquisition			$(884,033)

NOTE 15 - Quarterly Financial Information (unaudited):

	Fiscal Quarter Ended
	3/31/02	6/30/02	9/30/02	12/31/02
Net sales	$5,188,860	$8,951,657	$20,683,800	$14,929,856
Operating loss	(1,936,905)	(423,516)	(424,670)	(2,117,120)
Loss before income taxes	(1,990,021)	(738,000)	(616,531)	(2,391,968)
Net loss	(1,313,414)	(487,080)	(3,749,058)	(2,462,674)
Basic loss per share	$(0.14)	$(0.05)	$(0.38)	$(0.23)
Diluted loss per share	$(0.14)	$(0.05)	$(0.38)	$(0.23)

	Fiscal Quarter Ended
	3/31/01	6/30/01	9/30/01	12/31/01
Net sales	$6,721,223	$9,416,184	$29,927,783	$21,841,219
Operating income (loss)	(2,188,188)	(2,070,282)	3,531,705	544,713
Income (loss) before income taxes	(2,421,792)	(2,314,578)	3,312,353	365,402
Net income (loss)	(1,549,947)	(1,481,330)	1,981,289	(399,530)
Basic earnings (loss) per share	$(0.17)	$(0.16)	$0.22	$(0.04)
Diluted earnings (loss) per share	$(0.17)	$(0.16)	$0.22	$(0.04)

	Fiscal Quarter Ended
	3/31/00	6/30/00	9/30/00	12/31/00
Net sales	$6,914,462	$13,582,505	$29,915,591	$20,025,973
Operating income (loss)	(1,735,467)	362,744	2,598,974	(1,275,437)
Income (loss) before income taxes	(1,995,260)	3,287	2,312,891	(1,647,352)
Net income (loss)	(1,276,913)	2,049	1,480,251	(1,054,373)
Basic earnings (loss) per share	$(0.14)	$0.00	$0.16	$(0.12)
Diluted earnings (loss) per share	$(0.14)	$0.00	$0.16	$(0.12)

NOTE 16 - Subsequent Events

The Company is the defendant in a lawsuit styled Rymax Corp. d/b/a Rymax Marketing Services, Inc, (“Rymax”) v. DSI Toys, Inc. in the Superior Court of New Jersey Law Division:  Morris County; civil action docket number MRSL-3799-02.  In the lawsuit, Rymax claims that the Company failed to pay commissions due to Rymax and demands judgment for damages in the amount of $45,061.67 plus interest, attorney fees and costs of court.  The Company does not believe it owes these damages and may bring a counterclaim against Rymax for an amount exceeding $75,000.00 for goods shipped and sold to them.  At this time, the Company is attempting to negotiate a settlement of the entire controversy.

The Company is the defendant in a lawsuit styled The Cartoon Network, LP, LLLP (“TCN”) v. DSI Toys, Inc. in the State Court of Fulton County, State of Georgia, Civil Action File No. 03VS046924C.  In the lawsuit, TCN claims the Company is indebted to TCN for $725,051.70 for television advertisements aired by TCN, together with interest at the rate of 18% per annum until paid. The Company is in negotiations with TCN and believes it has recorded an adequate amount for the ultimate settlement.

The Company has received a demand letter from the Chapter 7 Trustee for bankruptcy cases that are pending in the Southern District of New York involving Play Co. Toys & Entertainment Corp., Toys International.Com, Inc. and Play Co. Toys Canyon Country, Inc.  The Trustee alleges that a payment received by the Company from Toys International.Com, Inc. in the amount of $93,834.56 was a preferential transfer that is recoverable under Bankruptcy Code Sections 547 and 550.  The Company has responded to the demand letter that the payment was a payment on an invoice for delivered goods made in the regular course of business. At this time the Company and the Trustee are in negotiations to settle the matter in its entirety.

NOTE 17 - Business Combination

On January 7, 2000, the Company acquired by way of a merger all of the issued and outstanding stock of Meritus Industries, Inc. (“Meritus”) in exchange for (i) 600,000 unregistered shares of the Company’s common stock, less 66,792 shares of the Company’s common stock, which shares were initially held by the Company and payable to Walter and Susan Reiling (the “Reilings”) upon satisfaction of certain post-closing conditions as set forth in the Closing and Holdback Agreement between the parties; (ii) $884,034 in cash; and (iii) the Company’s Subordinated Secured Promissory Note for $1,690,000 paid to the Reilings, who were the sole shareholders of Meritus. At the end of the holdback period (June 7, 2000), the post-closing conditions were not satisfied and none of the held back (66,792) shares was paid to the Reilings.  The market value of the shares issued was $1,081,415 and was satisfied by the issuance of 347,365 shares of new stock and 185,843 shares in treasury stock.  Contemporaneously with the merger, the Company satisfied approximately $4.4 million of Meritus’ debt.

The acquisition was accounted for utilizing the purchase method; therefore the Company recorded the acquired assets at their estimated fair market value.  Goodwill generated by the transaction has been amortized over 20 years using the straight-line method in 2001 and 2000.  In 2002, and thereafter the market value of the goodwill will be evaluated annually and an impairment charge recorded if appropriate in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Commensurate with the merger, the Company borrowed $5,000,000 from MVII, LLC, a California limited liability company controlled by E. Thomas Martin (“MVII”), evidenced by a promissory note dated January 7, 2000.  The proceeds from the note were used for the payment of the Meritus debt discussed above.

DSI Toys, Inc. and Subsidiary

Valuation and Qualifying Accounts and Reserves (Schedule II)

(In thousands)

Description	Balance at December 31, 1999	Deductions	Charged to costs and expenses	Balance at December 31, 2000	Charged to costs and expenses	Deductions	Balance at December 31, 2001	Charged to costs and expenses	Deductions	Balance at December 31, 2002
Reserves deducted from assets:

Trade receivables	186	12	222	420	1,718	(438)	1,700	304	40	2,044

Discounts and markdowns	729	(398)	1,339	1,670	1,558	(1,755)	1,473	2,176	(1,744)	1,905

Return of defective goods	1,082	(1,889)	1,837	1,030	1,012	(1,265)	777	1,115	(1,497)	395

Inventory	100	(129)	379	350	412	(392)	370	1,150	(370)	1,150
	2,097	(2,404)	3,777	3,470	4,700	(3,850)	4,320	4,745	(3,571)	5,494

S-1

EXHIBIT INDEX

2.1

Articles/Certificate of Merger of Meritus Industries, Inc. into the Company, dated January 7, 2000 (filed as Exhibit 2.2 to the Company’s Form 8-K dated January 7, 2000), incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Company.(1)

3.1.1

Amendment to Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1.1 to the Company’s Form 10-Q for the quarterly period ended April 30, 1999), incorporated herein by reference.(3)

3.2	Amended and Restated Bylaws of the Company.(1)

3.3	Amendment to Amended and Restated Bylaws of the Company.(1)

4.1	Form of Common Stock Certificate.(1)

4.2	Form of Warrant Agreement among the Company and Representatives to purchase 250,000 shares of common stock.(1)

4.3	Common Stock Purchase Warrant No. A-1 dated December 11, 1995, issued to Hibernia Corporation to purchase 388,888 shares of common stock.(1)

4.4	Registration Rights Agreement by and between the Company and Hibernia Corporation.(1)

4.5	Registration Rights Agreement by and between the Registrant and Tommy Moss.(1)

4.6

Form of Investment Warrant by and between the Company and MVII, LLC, dated March 19, 2001(filed as Exhibit 4.6 to the Company’s Form 10-K for the fiscal year ended December 31, 2000), incorporated herein by reference.

4.7

Registration Rights Agreement by and between the Company and MVII, LLC, dated March 19, 2001 (filed as Exhibit 4.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2000), incorporated herein by reference.

4.8	Amended and Restated Investment Warrant by and between the Company and MVII, LLC, dated January 31, 2002.(2)

4.9	Amended and Restated Registration Rights Agreement by and between the Company and MVII, LLC dated January 31, 2002.(2)

10.1	1997 Stock Option Plan.(1)

10.2	Agreement for Sale of Stock between Rosie Acquisition, L.L.C. and DSI Acquisition, Inc. and Diversified Specialists, Inc. and Tommy Moss, dated December 11, 1995.(1)

10.3	Employment Agreement dated December 11, 1995 by and between the Company and M. D. Davis.(1)

10.4	Employment Agreement dated December 11, 1995 by and between the Company and Richard R. Neitz.(1)

10.5	Employment Agreement dated December 11, 1995 by and between the Company and Yau Wing Kong.(1)

10.6	Employment Agreement dated December 11, 1995 by and between the Company and Dale Y. Chen.(1)

10.7	Employment Agreement dated December 11, 1995 by and between the Company and Thomas V. Yarnell.(1)

10.8	Employment Agreement dated March 16, 1997 by and between the Company and J. Russell Denson.(1)

10.9	Letter Loan Agreement between the Company and Bank One, Texas, N.A. dated December 11, 1995, evidencing a revolving line of credit and a term note (the “Bank One Letter Loan Agreement”).(1)

10.10	First Amendment to Bank One Letter Loan Agreement, dated January 31, 1996.(1)

10.11	Second Amendment to Bank One Letter Loan Agreement, dated August 1, 1996.(1)

10.12	Third Amendment to Bank One Letter Loan Agreement, dated November 14, 1996.(1)

10.13	Fourth Amendment to Bank One Letter Loan Agreement, dated January 31, 1997.(1)

10.14	Fifth Amendment to Bank One Letter Loan Agreement, dated January 31, 1997.(1)

10.15	Line of Credit Facility with State Street Bank and Trust Company, Hong Kong Branch, dated April 1, 1997, evidencing a $5,000,000 line of credit.(1)

10.16

Underwriting Agreement dated May 28, 1997 among the Company, the Tommy Moss Living Trust, Hibernia Corporation and Tucker Anthony Incorporated and Sutro & Co. Incorporated (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended April 30, 1997), incorporated herein by reference.

10.17

Warrant Agreement dated May 28, 1997 by and among the Company, Tucker Anthony Incorporated and Sutro & Co. Incorporated (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended April 30, 1997), incorporated herein by reference.

10.18

Renewal and Modification of Line of Credit Facility with State Street Bank and Trust Company, Hong Kong Branch, dated June 6, 1997, evidencing an $8,000,000 line of credit (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended July 31, 1997), incorporated herein by reference.

10.19

Debenture by DSI(HK) Limited to State Street Bank and Trust Company, Hong Kong Branch, dated July 29, 1997 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended July 31, 1997), incorporated herein by reference.

10.20

Amended and Restated Bank One Letter Loan Agreement, dated October 22, 1997 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended October 31, 1997), incorporated herein by reference.

10.21

First Amendment to Amended and Restated Bank One Letter Loan Agreement, dated January 31, 1998 (filed as Exhibit 10.21 to the Company’s Form 10-K for the annual period ended January 31, 1998), incorporated herein by reference.

10.22

Second Amendment to Amended and Restated Bank One Letter Loan Agreement, dated September 30, 1998 (filed as Exhibit 10.22 to the Company’s Form 10-Q for the quarterly period ended October 31, 1998), incorporated herein by reference.

10.23	Employment Agreement dated August 20, 1998 by and between the Company and Howard G. Peretz.(3)

10.24	Loan and Security Agreement by and between the Company and Sunrock Capital Corp. dated February 2, 1999.(3)

10.25	Stock Pledge Agreement by and between the Company and Sunrock Capital Corp. dated February 2, 1999.(3)

10.26	Assignment of Deposit Account by and between the Company and Sunrock Capital Corp. dated February 2, 1999.(3)

10.27	Trademark Security Agreement by and between the Company and Sunrock Capital Corp. dated February 2, 1999.(3)

10.28	Patent Collateral Assignment by and between the Company and Sunrock Capital Corp. dated February 2, 1999.(3)

10.29

Stock Purchase and Sale Agreement dated April 15, 1999 by and between the Company and MVII, LLC (filed as Exhibit 2 to the Company’s Schedule 14D-9 filed by the Company on April 22, 1999), incorporated herein by reference.

10.30

Stock Purchase and Sale Agreement, dated April 15, 1999, between the Company and MVII, LLC (filed as Exhibit 99.2 to the Schedule 14D-9 filed by the Company on April 22, 1999), incorporated herein by reference.

10.31

Shareholders’ and Voting Agreement dated April 15, 1999, by and among the Company, MVII, LLC, certain management shareholders of the Company and a limited partnership controlled by a management shareholder (filed as Exhibit 99.4 to the Schedule 14D-9 filed by the Company on April 22, 1999), incorporated herein by reference.

10.32

Registration Rights Agreement dated April 15, 1999, by and among the Company, MVII, LLC, certain management shareholders of the company and a limited partnership controlled by a management shareholder (filed as Exhibit 99.5 to the Schedule 14D-9 filed by the Company on April 22, 1999), incorporated herein by reference.

10.33	Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Conrad.(4)

10.34	Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Davis.(4)

10.35	Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Matlock.(4)

10.36	Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Rust Capital.(4)

10.37	Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Smith.(4)

10.38	Consulting Agreement dated June 1, 1999, between the Company and Davis.(4)

10.39	Amendment dated May 5, 1999, to Loan and Security Agreement, dated as of February 2, 1999, by and between Sunrock Capital Corp. and the Company.(4)

10.40	Amendment No. 1 dated June 30, 1999, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company.(5)

10.41	Employment Agreement dated June 17, 1999 by and between the Company and Michael J. Lyden.(5)

10.42	Employment Agreement dated June 1, 1999, by and between the Company and Joseph S. Whitaker.(5)

10.43	Amendment to 1997 Stock Option Plan dated May 24, 1999.(5)

10.44

Restated Employment Agreement dated December 31, 1999, by and between DSI(HK) Limited and Yau Wing Kong (filed as Exhibit 10/44 to the Company’s Form 10-K for the 11 month period ended December 31, 1999), and incorporated herein by reference.

10.45

Agreement and Plan of Merger between Meritus Industries, Inc. et al. and the Company, dated October 7, 1999 (filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period ended October 31, 1999), incorporated herein by reference.

10.46

Closing and Holdback Agreement dated January 7, 2000, by and between the Company and Meritus Industries, Inc., et al. (filed as Exhibit 2.3 to the Company’s Form 8-K dated January 7, 2000), incorporated herein by reference.

10.47

Shareholders’ and Voting Agreement dated January 7, 2000, by and among the Company, MVII, LLC and Walter S. and Susan Reiling (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 7, 2000), incorporated herein by reference.

10.48

Limited Irrevocable Proxy dated January 7, 2000, between MVII, LLC and Walter S. and Susan Reiling (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 7, 2000), incorporated herein by reference.

10.49

Registration Rights Agreement dated January 7, 2000, by and between the Company and Walter S. and Susan Reiling (filed as Exhibit 10.3 to the Company’s Form 8-K dated January 7, 2000), incorporated herein by reference.

10.50

Subordinated Secured Promissory Note dated January 7, 2000, from the Company to Walter S. and Susan Reiling (filed as Exhibit 10.4 to the Company’s Form 8-K dated January 7, 2000), incorporated herein by reference.

10.51	Promissory Note dated January 7, 2000, from the Company to MVII, LLC (filed as Exhibit 10.5 to the Company’s Form 8-K dated January 7, 2000), incorporated herein by reference.

10.52

Amendment No. 2 dated January 7, 2000, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.6 to the Company’s Form 8-K dated January 7, 2000), incorporated herein by reference.

10.53	Employment Agreement dated January 7, 2000, by and between the Company and Beth Reiling (filed as Exhibit 10.7 to the Company’s Form 8-K dated January 7, 2000), incorporated herein by reference.

10.54	Employment Agreement dated January 7, 2000, by and between the Company and Joseph Reiling (filed as Exhibit 10.8 to the Company’s Form 8-K dated January 7, 2000), incorporated herein by reference.

10.55	Amendment No. 2 to DSI Toys, Inc. 1997 Stock Option Plan (filed as Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000), incorporated herein by reference.

10.56

Amendment No. 3 dated July 14, 2000, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.12 to the Company’s Form 10-Q for the period ended June 30, 2000), incorporated herein by reference.

10.57

Amendment No. 4 dated March 30, 2001, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.57 to the Company’s Form 10-K for the annual period ended December 31, 2000), incorporated herein by reference.

10.58

Employment Agreement dated April 1, 2001, but executed April 23, 2001, by and between the Company and Gregory A. Barth (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001), incorporated herein by reference.

10.59

Amendment No. 5 to Loan and Security Agreement, dated August 13, 2001, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001), incorporated herein by reference.

10.60

Amendment No. 6 to Loan and Security Agreement, dated August 13, 2001, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001), incorporated herein by reference.

10.61	First Amendment to Employment Agreement by and between the Company and Joseph S. Whitaker, dated December 1, 2001.(2)

10.62	Line of Credit Facility with Dao Heng Bank Limited evidencing a $6,000,000 line of credit, dated December 4, 2001.(2)

10.63	Memorandum of Re-borrowing of Principal by and between the Company and MVII, LLC, dated March 6, 2002.(2)

10.64	Amendment No. 7 dated March 20, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company.(2)

10.65	Unconditional Guaranty Agreement dated March 20, 2002, by the Company and Dao Heng Bank Limited.(2).

10.66	Amendment No. 8 dated March 29, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company.(2)

10.67

Banking Facility Agreement by and between Standard Chartered Bank and the Company dated April 29, 2002 (filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ending June 30, 2002), incorporated herein by reference.

10.68

Memorandum of Reborrowing of Principal by and between the Company and MVII, LLC dated May 21, 2002  (filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ending June 30, 2002), incorporated herein by reference.

10.69

Amendment No. 9 dated June 12, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.7 to the Company’s Form 10-Q for the period ending June 30, 2002), incorporated herein by reference.

10.70

Amendment No. 10 dated August 14, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.8 to the Company’s Form 10-Q for the period ending September 30, 2002), incorporated herein by reference).

10.71

Guarantee Agreement dated August 19, 2002, by and between Standard Chartered Bank and the Company (filed as Exhibit 10.71 to the Company’s Form 10-Q for the period ending September 30, 2002), incorporated herein by reference).

10.72*	Memorandum of Reborrowing of Principal by and between the Company and MVII, LLC dated March 10, 2003.

99.1

DSI Toys, Inc. Audit Committee of the Board of Directors, Charter, adopted by the Board of Directors on May 23, 2000 (filed as Exhibit 99.1 to the Company’s Form 10-Q for the period ended June 30, 2000), incorporated herein by reference.

99.2

Amendment No. 1 to the Audit Committee of the Board of Directors Charter, adopted by the Board of Directors on March 31, 2001 (filed as Exhibit 99.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2000), incorporated herein by reference.

99.3*	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63, Title 18 of the United States Code for the fiscal year ending December 31, 2002.

99.4*	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63, Title 18 of the United States Code for the fiscal year ending December 31, 2002.

(1)                                  Filed as a part of the Registrant’s Registration Statement on Form S-1 (No. 333-23961) and incorporated herein by reference.

(2)                                  Filed as the indicated numbered exhibit to the Company’s Form 10-K for the annual period ended December 31, 2001, and incorporated herein by reference.

(3)                                  Filed as the indicated numbered exhibit to the Company’s Form 10-K for the annual period ended January 31, 1999, and incorporated herein by reference.

(4)                                  Filed as the indicated numbered exhibit to the Company’s Form 10-Q for the quarterly period ended April 30, 1999, and incorporated herein by reference.

(5)                                  Filed as the indicated numbered exhibit to the Company’s Form 10-Q for the quarterly period ended July 31, 1999, and incorporated herein by reference.

*                                         Filed herewith