Form 10-K/A
period 2002-12-31
DSI TOYS INC
filed 2003-05-15
CIK 1034257

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission File Number:
December 31, 2002	0-22545

DSI TOYS, INC.

(Exact name of Registrant as specified in its charter)

Texas	74-1673513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10110 West Sam Houston Parkway South, Suite 150 Houston, Texas	77099
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 365-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	Over the Counter Bulletin Board

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

As of May 1, 2003 there were 10,866,365 shares of common stock, $.01 par value, outstanding.

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed in order to amend the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003 (“Form 10-K”) to revise information in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal Year 2002 Compared to Fiscal Year 2001, Fiscal Year 2001 Compared to Fiscal Year 2000, and Liquidity and Capital Resources; Part II, Item 7A. Quantitaitve and Qualitative Disclosures about Market Risk; and Notes 2 and 7 to the Consolidated Financial Statements.

This Amendment is limited in scope to the portions of the Form 10-K set forth above and does not in any way amend, update or change any other items or disclosures contained in the Form 10-K.

PART II

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

Revenue Recognition – The Company recognizes revenue when products are shipped and title passes to unaffiliated customers.  In most cases, title transfers to our customers when the product has been presented to shipment forwarders on FOB Asia sales and when the product is picked up from our distribution facilities on domestic sales. Provision is made currently for  returns of defective and slow-moving merchandise, price protection and customer allowances and is included as a reduction of accounts receivable and sales. The provision is primarily based on known returns and allowances provided to customers for sales activities, as well as an historically based estimate of potential unknown customers’ allowances and claims.  Shipping and handling revenues are not included in net sales, rather they are included as a contra-expense in cost of goods sold with the shipping and handling costs associated with inbound and outbound freight. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

Fiscal Year 2002 Compared to Fiscal Year 2001

Net Sales.  Net sales during fiscal 2002 decreased $18.1 million, or 26.7%, to $49.8 million, from $67.9 million in fiscal 2001.  The decrease is primarily due to the continued overall sluggish U.S. retail climate and shifts in consumer preferences that were not met by the Company’s product line. Additionally, mechanical engineering redesign work required on two key promoted products resulted in an approximate four-week production delay.  The delay, combined with the time lost due to the west-coast dock strike, limited the availability of key products for the early Christmas shipment window and resulted in cancelled orders. Though production was caught-up quickly, the shorter available retail selling period and retailer’s concerns about reductions in allocations by consumers for Christmas buying contributed to reduced ordering activity.

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

 Net sales to customers in countries other than the United States by the Company’s foreign subsidiary in fiscal 2002 decreased $2.3 million, or 19.4%, to $9.4 million, compared to 2001 net sales of $11.7 million. The decreased sales reflect the soft overall world retail market, the effect of exchange rate issues, competition with knock-offs of proprietary products, and political instability in several countries and regions.  Additionally, production delays that limited the availability of key products resulted in some canceled orders and lost sales.

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

Net sales of Boys’ Toys decreased $4.1 million, or 32.4%, to $8.6 million during fiscal 2001 from $12.7 million in fiscal 2000.  The decrease is due primarily to the discontinuation of the Blockmen® line of products sold in 2000 and decreased sales of the primary 2000 R/C vehicle, Insector®, and other boys’ items, which was partially offset by sales of the new 2001 R/C vehicle, Street Savage™.

Net sales of products in other categories decreased approximately $460,000, or 0.5%, to $1.5 million during fiscal 2001 from $1.9 million in fiscal 2000.  The decrease is attributable to lower sales of games, video phones, doorbells and other discontinued lines, which was partially offset by increased sales of preschool products.

Net sales to customers in countries other than the United States by the Company’s foreign subsidiary decreased $1.6 million, or 12.0%, to $11.7 million during fiscal 2001, compared to $13.3 million in fiscal 2000.  The decrease reflects the strength of the U.S. dollar against foreign currencies, thereby negatively affecting sales distributors potential retail price points and margins.  International net sales were 17.2% of total net sales for fiscal 2001 as compared to 18.9% of total net sales in fiscal 2000.

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

The Company’s operating activities provided net cash of $5.2 million during fiscal 2002, consisting primarily of decreases in accounts receivable and increases in accounts payable.  The accounts receivable decrease is due to reduced sales during the fourth quarter of 2002. This decrease, combined with decreased third quarter sales, negatively impacted the funds available to pay suppliers and key vendors, including television advertising, resulting in a significant increase in accounts payable. Net cash used in investing activities during fiscal 2002 was approximately $2.1 million and was mostly due to capital expenditures.  Net cash used by financing activities was $1.6 million in 2002, resulting from payments on long-term debt. The Company’s working capital at December 31, 2002, was ($6.5) million and unrestricted cash was approximately $1.7 million. See “The Revolver.”

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

The Revolver

The Company’s net losses for the period ended December 31, 2002, and its overall financial condition resulted in the Company being out of compliance with the minimum net worth and net income covenants required under the Revolver.  Therefore, the Company’s $7.0 million debt under the Revolver as of December 31, 2002, has been reclassified as a current liability.  As a result, the Company’s current liabilities exceeded its current assets by $6.5 million as of December 31, 2002. If Sunrock were to accelerate the Revolver, which it has the option to do, the $7.0 million debt would become immediately due and payable.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Due to the nature of our business, this new accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, An Amendment of FAS No. 123.”  This statement addresses the acceptable transitional methods when the fair value method of accounting for stock-based compensation covered in SFAS No. 123 is elected.  Additionally, the statement prescribes tabular disclosure of specific information in the “Summary of Significant Accounting Policies” regardless of the method used and also required interim disclosure of similar information.  The Company has adopted this statement effective with the fiscal year ending December 31, 2002.  The Company has not elected the fair value method, but continues accounting for stock-based compensation by the intrinsic method prescribed by APB Opinion 25.  The disclosure required by SFAS 148 is included in the Summary of Significant Accounting Policies.

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

In January 2003, the FASB issued FASB Interpretaton No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  The interpretation defines when and who consolidates a “variable interest entity,” or “VIE.”  This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE.  FIN 46 is effective during 2003 depending on when the VIE is created.  The Company does not believe this will have a significant impact on our reported results of operations and financial condition.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary financial market risk exposure consists of interest rate risk related to interest that we are obligated to pay on our variable-rate debt. Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on debt and is fully dependent upon the volatility of these rates.

The Company does not use derivative instruments to moderate its exposure to interest rate risk.  As a result, we will benefit from decreasing interest rates, but also be harmed by rising interest rates, on the fluctuating portion of our debt.  Accordingly, if we maintain our current level of debt, a 100 basis point decrease in interest rates would result in an increase in pre-tax income of approximately $120,000 for a given year.  However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of approximately $120,000 for the same period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI Toys, Inc.

Dated: May 12, 2003	By:	/s/ JOSEPH S. WHITAKER
Joseph S. Whitaker
President, Chief Executive Officer and Director

Dated: May 12, 2003	By:	/s/ ROBERT L. WEISGARBER
Robert L. Weisgarber Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. THOMAS MARTIN	Chairman	May 12, 2003
E. Thomas Martin

/s/ M. D. DAVIS	Director	May 12, 2003
M.D. Davis

/s/ JOSEPH N. MATLOCK	Director	May 12, 2003
Joseph N. Matlock

/s/ ROBERT L. BURKE	Director	May 12, 2003
Robert L. Burke

/s/ JOHN MCSORLEY	Director	May 12, 2003
John McSorley

/s/ WALTER S. REILING	Director	May 12, 2003
Walter S. Reiling

CERTIFICATIONS

I, Joseph S. Whitaker, President and Chief Executive Officer, certify that:

1.                                       I have reviewed this annual report on Form 10-K and Amendment No. 1 on Form 10-K/A of DSI Toys, Inc. (“registrant”);

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

Date:	May 12, 2003	/s/ Joseph S. Whitaker
Joseph S. Whitaker
President and Chief Executive Officer

I, Robert L. Weisgarber, Chief Financial Officer certify that:

1.                                       I have reviewed this annual report on Form 10-K and Amendment No. 1 on Form 10-K/A of DSI Toys, Inc. (“registrant”);

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

Date:	May 12, 2003	/s/ Robert L. Weisgarber
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

DSI Toys, Inc

Consolidated Statement of Cash Flows

	Fiscal Year
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(8,012,226)	$(1,449,518)	$(848,986)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,071,983	1,334,392	1,551,632
Amortization and write-off of debt discount and issuance costs	48,539	42,583	24,927
Amortization of goodwill		513,396	513,360
Provision for bad debts	303,872	1,717,931	222,021
Loss (gain) on sale or abandonment of equipment	24,474	(25,957)	32,173
Deferred income taxes	2,228,260	(72,207)	(893,491)
Changes in assets and liabilities, excluding acquisitions:
Restricted cash		150,000
Accounts receivable	3,602,287	(3,962,598)	(2,413,654)
Inventories	151,373	(52,725)	(954,186)
Income taxes payable	42,726	(42,687)	(316,402)
Prepaid expenses	(1,182,689)	(240,647)	(507,859)
Accounts payable and accrued liabilities	6,937,010	(1,320,510)	1,039,373
Net cash provided (used) by operating activities	5,215,609	(3,408,547)	(2,551,092)

Cash flows from investing activities:
Cash used for acquisition of Meritus			(884,033)
Capital expenditures	(1,529,837)	(766,921)	(1,249,944)
Proceeds from sale of equipment	9,723	104,286
Decrease (increase) in other assets	(610,000)	137,120	273,087
Net cash used by investing activities	(2,130,114)	(525,515)	(1,860,890)

Cash flows from financing activity:
Net borrowings (repayments) under revolving lines of credit	(406,309)	(613,604)	4,046,472
Net borrowings (repayments) on debt	(2,195,392)	2,790,465	400,684
Net borrowings (repayments) on long-term debt due to related parties	473,515	(674,478)	4,025,515
Net borrowings of other short-term debt	511,584
Payments of assumed Meritus debt			(4,382,541)
Net proceeds from issuance of warrants		2,700,000
Debt and stock issue costs		(117,500)	35,000
Net cash provided (used) by financing activities	(1,616,602)	4,084,883	4,125,130
Effect of exchange rate changes on cash	(16,201)	(43,866)	(14,436)
Net increase (decrease) in cash	1,452,692	106,955	(301,288)
Cash and cash equivalents, beginning of year	284,637	177,682	478,970
Cash and cash equivalents, end of year	$1,737,329	$284,637	$177,682

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Shareholders’ Equity

	Common Stock		Additional Paid-in		Accumulated Other Comprehensive	Accumulated Earnings	Treasury
	Shares	Amount	Capital	Warrants	Income(Loss)	(Deficit)	Stock	Totals
Balance, December 31, 1999	8,719,000	$87,190	$4,934,919	$102,500	$(12,626)	$3,436,401	$(1,559,395)	$6,988,989
Comprehensive loss:
Net Loss						(848,986)		(848,986)
Foreign Currency translation adjustments net of tax					(14,436)			(14,436)
Comprehensive Loss								(863,422)
Issuance of 347,365 common shares and 185,843 common shares from the treasury	347,365	3,474	238,546				1,559,395	1,801,415
Balance, December 31, 2000	9,066,365	90,664	5,173,465	102,500	(27,062)	2,587,415		7,926,982
Comprehensive loss:
Net Loss						(1,449,518)		(1,449,518)
Foreign Currency translation adjustments net of tax					(43,866)			(43,866)
Comprehensive Loss								(1,493,384)
Warrants Issued				2,700,000				2,700,000
Balance, December 31, 2001	9,066,365	90,664	5,173,465	2,802,500	(70,928)	1,137,897		9,133,598
Comprehensive loss:
Net Loss						(8,012,226)		(8,012,226)
Foreign Currency translation adjustments net of tax						(16,201)		(16,201)
Comprehensive Loss								(8,028,427)
Warrants Exercised	1,800,000	18,000	2,682,000	(2,700,000)
Balance, December 31, 2002	10,866,365	$108,664	$7,855,465	$102,500	$(87,129)	$(6,874,329)		$1,105,171

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

Revenue Recognition

The Company recognizes revenue when products are shipped and title passes to unaffiliated customers.  In most cases, title transfers to our customers when the product has been presented to shipment forwarders on FOB Asia sales and when the product is picked up from our distribution facilities on domestic sales. Provision is made currently for returns of defective and slow-moving merchandise, price protection and customer allowances and is included as a reduction of accounts receivable and sales. The provision is primarily based on known returns and allowances provided to customers for sales activities, as well as an historically based estimate of potential unknown customers’ allowances and claims.  Shipping and handling revenues are not included in net sales, rather they are included as a contra-expense in cost of goods sold with the shipping and handling costs associated with inbound and outbound freight.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, An Amendment of FAS No. 123.”  This statement addresses the acceptable transitional methods when the fair value method of accounting for stock-based compensation covered in SFAS No. 123 is elected.  Additionally, the statement prescribes tabular disclosure of specific information in the “Summary of Significant Accounting Policies” regardless of the method used and also required interim disclosure of similar information.  The Company has adopted this statement effective with the fiscal year ending December 31, 2002.  The Company has not elected the fair value method, but continues accounting for stock-based compensation by the intrinsic method prescribed by APB Opinion 25.  The disclosure required by SFAS 148 is included in the Summary of Significant Accounting Policies.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which established additional accounting and disclosure requirements when an enterprise guarantees the indebtedness of others.  The enterprise providing the guarantee is required to recognize a liability for the fair value of the obligation assumed and disclose the information in its interim and annual financial statements.  The Company does not believe this will have a significant impact on our disclosure.

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

The following table shows what the Company’s net loss and loss per share would have been in 2001 and 2000 if goodwill had not been amortized during those periods, compared to the net income and loss per share recorded for 2002:

	2002	2001	2000

Reported net loss	$(8,012,226)	$(1,499,518)	$(848,986)
Add back: Goodwill amortization	—	513,396	513,360
Adjusted net loss	$(8,012,226)	$(986,122)	$(335,626)

Basic Earnings per Share:
Reported net loss	$(0.82)	$(0.16)	$(0.09)
Goodwill amortization	—	0.05	0.05
Adjusted net loss	$(0.82)	$(0.11)	$(0.04)

Diluted Earnings per Share:
Reported net loss	$(0.82)	$(0.16)	$(0.09)
Goodwill amortization	—	0.05	0.05
Adjusted net loss	$(0.82)	$(0.11)	$(0.04)

NOTE 6 - Accounts Payable and Accrued Liabilities:

Accounts payable and accrued liabilities consist of the following:

	December 31, 2002	December 31, 2001
Trade payables	$10,317,404	$3,447,888
Accrued royalties	1,638,290	1,512,586
Accrued compensation and commissions	621,431	679,540
Other	940,665	940,766
	$13,517,790	$6,580,780

NOTE 7 - Notes Payable:

Indebtedness consists of the following:

	December 31, 2002	December 31, 2001
Primary Debt
Bank revolving line of credit for $17.5 million with a commercial bank, collateralized by all of the Company’s U.S. accounts receivable, intangibles, equipment, fixtures, and inventory, and 65% of the common stock of DSI(HK) Limited, principal due on March 31, 2004; interest at prime plus .75% (5% at December 31, 2002)	$7,014,998	$9,210,390
Revolving bank loan drawn against a $6 million line of credit, collateralized by customers’ letters of credit, fluctuating interest rate (4.25% at December 31, 2002)	709,566	—
Bank installment loan, bearing interest at 4.5%; payable in 12 monthly payments of HKD340,652 (approximately US$43,700 at December 31, 2002), including principal and interest, with final payment due December 3, 2003.	511,585	—
Short-term loans from 3 banks discounted and collateralized by specific customer’s letters of credit; interest ranging from 4.75% to 5.15%.	1,080,235
Other	4,774	40,415
	8,240,923	10,331,040
Less: current portion	8,240,923	1,120,650
	$—	$9,210,390

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

The Revolver contains certain restrictive covenants and conditions among which are prohibition on payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, certain defined maximum allowed borrowing amounts, limitations on advances to third parties, compliance with minimum net worth and net income amounts, and designation as “Senior Indebtedness” with respect to the related party debt described below. The Company has no cross-default provisions in any of its debt agreements.

The Company’s net losses for the year ended December 31, 2002, resulted in the Company being out of compliance with the minimum net worth and net income covenants required under the Revolver.  Therefore, the Company’s $7.0 million debt under the Revolver as of December 31, 2002, has been reclassified as a current liability.  As a result, the Company’s current liabilities exceeded its current assets by $6.5 million as of December 31, 2002. If the Revolver, at the lender’s option, were to be accelerated, the $7.0 million debt would become immediately due and payable.

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

Related Party Debt	December 31, 2002	December 31, 2001
Promissory Note of $1,690,000 to Walter S. and Susan Reiling, collateralized by a $868,000 Letter of Credit, subordinated to other debt, payable in quarterly installments of $108,500 through January 7, 2005; including interest at 10.0375%.	$864,552	$1,191,037

Promissory Note of $5,000,000 to MVII, Inc., subordinated to the Revolver, payable in monthly installments of $50,000 through July 2004 plus interest at prime plus 2% (6.25% at December 31, 2002). Additionally, under certain conditions as stipulated by the Revolver a $300,000 payment may be made on March 31 each year.	4,650,000	3,850,000
	5,514,552	5,041,037
Less: current portion	960,510	1,751,485
	$4,554,042	$3,289,552

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

NOTE 8 - Income Taxes:

The components of income (loss) before provision for (benefit from) income taxes by fiscal year were as follows:

	2002	2001	2000
Domestic	$(5,715,771)	$(3,908,923)	$(4,167,128)
Foreign	(20,749)	2,850,308	2,840,694
	$5,736,520	$(1,058,615)	$(1,326,434)

The provision for income taxes (benefit) by fiscal year is as follows:

	2002	2001	2000
Current:
Federal	$—	$—	$—
Foreign	34,244	363,992	324,473
	34,244	363,992	324,473

Deferred:
Federal	2,205,000	(40,000)	(949,000)
Foreign	36,462	66,911	147,079
	2,241,462	26,911	(801,921)
	$2,275,706	$390,903	$(477,448)

The difference between income taxes (benefit) at the statutory federal and the effective income tax rates by fiscal year is as follows:

	2002	2001	2000
Taxes (benefit) computed at statutory rate	$(1,950,417)	$(359,929)	$(450,987)
U.S. Permanent items	18,600	191,002	190,256
Split Dollar Life Insurance	—	—	(592,577)
Valuation allowance	4,031,000	566,474	371,654
Other, net	176,523	(6,644)	4,206
	$2,275,706	$390,903	$(477,448)

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2002	December 31, 2001
Net operating loss carry forward	$1,152,000	$610,000
Allowance for doubtful accounts	638,000	578,000
Inventory valuation adjustments	33,000	29,000
Depreciation	178,000	259,000
Accruals for inventory returns and markdowns	400,000	133,000
Foreign and alternative minimum tax credits	1,596,000	1,753,000
Other	34,000	57,000
Gross deferred tax assets	4,031,000	3,419,000
Less valuation allowance	(4,031,000)	(566,000)
Net deferred tax assets	0	2,853,000
Unremitted earnings of foreign subsidiary	0	(648,000)
Depreciation	(179,902)	(156,642)
Other	(109,861)	(99,118)
Gross deferred tax liabilities	(289,763)	(903,760)
Net deferred tax assets (liabilities)	$(289,763)	$1,949,240

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

Deferred Taxes – The Company recorded a $4.0 million charge in fiscal year 2002 to establish a valuation allowance for all of its deferred tax assets, including $2.2 million of deferred tax assets generated in prior years.  The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes,” which places primary importance on the Company’s cumulative operating results in the most recent periods when assessing the need for a valuation allowance.

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

Options outstanding at December 31, 2002, are as follows:

Option Price	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Exercisable Options	Weighted Average Exercise Price
$3.125 – 3.49	528,500	$3.14	7	265,100	$3.13
8.00	45,500	$8.00	5	21,125	$8.00
	574,000			286,225

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

On January 7, 2000, the Company borrowed $5,000,000 from MVII, LLC (a California limited liability company controlled by the Chairman, and including certain other directors) evidenced by a Promissory Note.  The Note, which bears interest at a rate of prime plus 2% per annum, requires monthly interest payments from the date of the Note and principal payments subject to subordination terms of the Revolver (see Note 6).

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

4.8	Amended and Restated Investment Warrant by and between the Company and MVII, LLC, dated January 31, 2002. (2)

4.9	Amended and Restated Registration Rights Agreement by and between the Company and MVII, LLC dated January 31, 2002. (2)

10.1	1997 Stock Option Plan. (1)

10.2	Agreement for Sale of Stock between Rosie Acquisition, L.L.C. and DSI Acquisition, Inc. and Diversified Specialists, Inc. and Tommy Moss, dated December 11, 1995. (1)

10.3	Employment Agreement dated December 11, 1995 by and between the Company and M. D. Davis. (1)

10.4	Employment Agreement dated December 11, 1995 by and between the Company and Richard R. Neitz. (1)

10.5	Employment Agreement dated December 11, 1995 by and between the Company and Yau Wing Kong. (1)

10.6	Employment Agreement dated December 11, 1995 by and between the Company and Dale Y. Chen. (1)

10.7	Employment Agreement dated December 11, 1995 by and between the Company and Thomas V. Yarnell. (1)

10.8	Employment Agreement dated March 16, 1997 by and between the Company and J. Russell Denson. (1)

10.9	Letter Loan Agreement between the Company and Bank One, Texas, N.A. dated December 11, 1995, evidencing a revolving line of credit and a term note (the “Bank One Letter Loan Agreement”). (1)

10.10	First Amendment to Bank One Letter Loan Agreement, dated January 31, 1996. (1)

10.11	Second Amendment to Bank One Letter Loan Agreement, dated August 1, 1996. (1)

10.12	Third Amendment to Bank One Letter Loan Agreement, dated November 14, 1996. (1)

10.13	Fourth Amendment to Bank One Letter Loan Agreement, dated January 31, 1997. (1)

10.14	Fifth Amendment to Bank One Letter Loan Agreement, dated January 31, 1997. (1)

10.15	Line of Credit Facility with State Street Bank and Trust Company, Hong Kong Branch, dated April 1, 1997, evidencing a $5,000,000 line of credit. (1)

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

10.23	Employment Agreement dated August 20, 1998 by and between the Company and Howard G. Peretz. (3)

10.24	Loan and Security Agreement by and between the Company and Sunrock Capital Corp. dated February 2, 1999. (3)

10.25	Stock Pledge Agreement by and between the Company and Sunrock Capital Corp. dated February 2, 1999. (3)

10.26	Assignment of Deposit Account by and between the Company and Sunrock Capital Corp. dated February 2, 1999. (3)

10.27	Trademark Security Agreement by and between the Company and Sunrock Capital Corp. dated February 2, 1999. (3)

10.28	Patent Collateral Assignment by and between the Company and Sunrock Capital Corp. dated February 2, 1999. (3)

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

10.33	Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Conrad. (4)

10.34	Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Davis. (4)

10.35	Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Matlock. (4)

10.36	Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Rust Capital. (4)

10.37	Irrevocable Proxy dated April 15, 1999, between MVII, LLC and Smith. (4)

10.38	Consulting Agreement dated June 1, 1999, between the Company and Davis. (4)

10.39	Amendment dated May 5, 1999, to Loan and Security Agreement, dated as of February 2, 1999, by and between Sunrock Capital Corp. and the Company. (4)

10.40	Amendment No. 1 dated June 30, 1999, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company. (5)

10.41	Employment Agreement dated June 17, 1999 by and between the Company and Michael J. Lyden. (5)

10.42	Employment Agreement dated June 1, 1999, by and between the Company and Joseph S. Whitaker. (5)

10.43	Amendment to 1997 Stock Option Plan dated May 24, 1999. (5)

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

10.56

Amendment No. 3 dated July 14, 2000, to Loan and Security Agreement, by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000), incorporated herein by reference.

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

10.61	First Amendment to Employment Agreement by and between the Company and Joseph S. Whitaker, dated December 1, 2001. (2)

10.62	Line of Credit Facility with Dao Heng Bank Limited evidencing a $6,000,000 line of credit, dated December 4, 2001. (2)

10.63	Memorandum of Re-borrowing of Principal by and between the Company and MVII, LLC, dated March 6, 2002. (2)

10.64	Amendment No. 7 dated March 20, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company. (2)

10.65	Unconditional Guaranty Agreement dated March 20, 2002, by the Company and Dao Heng Bank Limited (2).

10.66	Amendment No. 8 dated March 29, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company. (2)

10.67

Banking Facility Agreement by and between Standard Chartered Bank and the Company dated April 29, 2002 (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ending June 30, 2002), incorporated herein by reference.

10.68

Memorandum of Reborrowing of Principal by and between the Company and MVII, LLC dated May 21, 2002  (filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ending June 30, 2002), incorporated herein by reference.

10.69

Amendment No. 9 dated June 12, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ending June 30, 2002), incorporated herein by reference.

10.70

Amendment No. 10 dated August 14, 2002, to Loan and Security Agreement by and between Sunrock Capital Corp. and the Company (filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ending September 30, 2002), incorporated herein by reference.

10.71

Guarantee Agreement dated August 19, 2002, by and between Standard Chartered Bank and the Company (filed as Exhibit 10.71 to the Company’s Form 10-Q for the quarterly period ending September 30, 2002), incorporated herein by reference.

10.72

Memorandum of Reborrowing of Principal by and between the Company and MVII, LLC dated March 10, 2003 (filed as Exhibit 10.72 to the Company’s Form 10-K for the annual period ending December 31, 2002), incorporated herein by reference.

99.1

DSI Toys, Inc. Audit Committee of the Board of Directors, Charter, adopted by the Board of Directors on May 23, 2000 (filed as Exhibit 99.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000), incorporated herein by reference.

99.2

Amendment No. 1 to the Audit Committee of the Board of Directors Charter, adopted by the Board of Directors on March 31, 2001 (filed as Exhibit 99.2 to the Company’s Form 10-K for the annual period ended December 31, 2000), incorporated herein by reference.

99.3*	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63, Title 18 of the United States Code for the annual period ending December 31, 2002.

99.4*	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63, Title 18 of the United States Code for the annual period ending December 31, 2002.

(1)	Filed as a part of the Registrant’s Registration Statement on Form S-1 (No. 333-23961) and incorporated herein by reference.

(2)	Filed as the indicated numbered exhibit to the Company’s Form 10-K for the annual period ended December 31, 2001, and incorporated herein by reference.

(3)	Filed as the indicated numbered exhibit to the Company’s Form 10-K for the annual period ended January 31, 1999, and incorporated herein by reference.

(4)	Filed as the indicated numbered exhibit to the Company’s Form 10-Q for the quarterly period ended April 30, 1999, and incorporated herein by reference.

(5)	Filed as the indicated numbered exhibit to the Company’s Form 10-Q for the quarterly period ended July 31, 1999, and incorporated herein by reference.

*	Filed herewith