Form 10-Q
period 2003-03-31
DSI TOYS INC
filed 2003-05-15
CIK 1034257

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No  ☒

As of April 30, 2003, 10,866,365 shares of common stock, par value $.01 per share, of DSI Toys, Inc. were outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

DSI Toys, Inc.

Consolidated Balance Sheet

	March 31 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$406,064	$1,737,329
Accounts receivable, net	1,992,465	4,861,391
Inventories	4,729,998	6,588,547
Prepaid expenses	4,060,700	3,164,281
Total current assets	11,189,227	16,351,548

Property and equipment, net	2,163,062	2,192,941
Goodwill, net	9,241,128	9,241,128
Other assets	837,568	885,085
Total assets	$23,430,985	$28,670,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,837,435	$13,517,790
Current portion of long-term debt	5,150,010	8,240,923
Current portion of long-term debt due to a related party	1,119,557	960,510
Income taxes payable, foreign	112,364	112,364
Total current liabilities	20,219,366	22,831,587

Long-term debt due to a related party	4,808,190	4,554,042
Deferred income taxes	179,902	179,902
Total liabilities	25,207,458	27,565,531

Shareholders’ equity (deficit):
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value, 35,000,000 shares authorized, 10,866,365 shares issued and outstanding, respectively at March 31, 2003 and December 31, 2002	108,664	108,664
Additional paid-in capital	7,855,465	7,855,465
Common stock warrants	102,500	102,500
Accumulated other comprehensive loss	(90,117)	(87,129)
Accumulated deficit	(9,752,985)	(6,874,329)
Total shareholders’ equity (deficit)	(1,776,473)	1,105,171
Total liabilities and shareholders’ equity	$23,430,985	$28,670,702

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net sales	$3,752,484	$5,188,860
Costs of goods sold	3,388,364	4,085,708
Gross profit	364,120	1,103,152
Selling, general and administrative expenses	3,042,372	3,040,057
Operating loss	(2,678,252)	(1,936,905)
Interest expense	(211,349)	(197,868)
Other income	10,945	144,752
Loss before income taxes	(2,878,656)	(1,990,021)
Benefit from income taxes		676,607
Net loss	$(2,878,656)	$(1,313,414)

Basic earnings (loss) per share
Loss per share	$(0.26)	$(0.14)
Weighted average shares outstanding	10,866,365	9,066,365

Diluted earnings (loss) per share
Loss per share	$(0.26)	$(0.14)
Weighted average shares outstanding	10,866,365	9,066,365

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2003	2002
Cash flows from operating activities:
Net loss	$(2,878,656)	$(1,313,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	266,136	214,358
Amortization and write-off of debt discount and issuance costs	10,017	13,664
Provision for doubtful accounts, net	706	790
Deferred income taxes		(621,684)
Changes in assets and liabilities:
Accounts receivable	2,868,220	6,022,406
Inventories	1,858,549	843,790
Prepaid expenses	(896,419)	(804,050)
Accounts payable and accrued liabilities	319,645	576,200
Net cash provided by operating activities	1,548,198	4,932,060

Cash flows from investing activities:
Capital expenditures	(236,257)	(148,014)
Decrease in other assets	37,500
Net cash used in investing activities	(198,757)	(148,014)

Cash flows from financing activities:
Net payments of debt	(3,090,913)	(5,199,626)
Net borrowings of long-term debt due to related party	413,195	421,388
Net cash used by financing activities	(2,677,718)	(4,778,238)
Effect of exchange rate changes on cash	(2,988)	(1,611)
Net increase (decrease) in cash	(1,331,265)	4,197
Cash and cash equivalents, beginning of period	1,737,329	284,637
Cash and cash equivalents, end of period	$406,064	$288,834

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Consolidated Statement of Shareholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Totals
	Shares	Amount

Balance, December 31, 2001	9,066,365	$90,664	$5,173,465	$2,802,500	$(70,928)	$1,137,897	$9,133,598

Comprehensive loss:
Net loss						(8,012,226)	(8,012,226)
Foreign currency
translation adj.
net of tax							(16,201)
Comprehensive loss							(8,028,427)
Warrants Exercised	1,800,000	18,000	2,682,000	(2,700,000)
Balance, December 31, 2002	10,866,365	108,664	7,855,465	102,500	(87,129)	(6,874,329)	1,105,171

Comprehensive loss:
Net loss						(2,878,656)	(2,878,656)
Foreign currency
translation adj.
net of tax					(2,988)		(2,988)
Comprehensive loss							(2,881,644)
Balance, March 31, 2003	10,866,365	$108,664	$7,855,465	$102,500	$(90,117)	$(9,752,985)	$(1,776,473)

See accompanying notes to consolidated financial statements.

DSI Toys, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of DSI Toys, Inc. and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2002.

In the opinion of the Company’s management, all adjustments necessary for the fair presentation of the results of operations for all periods reported have been included.  Such adjustments consist only of normal recurring items.

The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results expected for the full year ending December 31, 2003.

Liquidity and Going Concern

The Company’s viability as a going concern is dependent upon the successful completion of the going- private transaction (see “Going-Private Transaction”), the obtainment of a new credit facility to replace the Company’s Revolver (see Note 6. “Liquidity”), and additional capital infusion, as well as sustained profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To the extent the Company’s cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to successfully raise additional capital through an equity infusion or the issuance of debt.  Management believes that the going-private transaction, if consummated, and subsequent actions, will provide the necessary equity infusion and/or debt which will allow the Company to continue its normal operations for the foreseeable future.

Additionally, the Company has held negotiations with several lenders regarding a credit facility to replace the Revolver. One of those financial institutions has indicated a willingness to provide the Company with additional working capital effective at the close of the going-private transaction. The financial institution’s willingness to lend to the Company is based on the Company improving its financial condition by means of the going-private transaction, and a subsequent capital infusion and personal guaranty by E. Thomas Martin, the Chairman of the Company’s Board of Directors.  Mr. Martin has indicated that his willingness to provide the Company with any additional working capital is conditioned on the completion of the going-private transaction.  Management believes that the going-private transaction will close and that the Company will be able to continue operations until that time.

Delisting

On February 14, 2002, the Company received notice from The Nasdaq Stock Market, Inc. that the Company’s common stock had closed below the minimum price of $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4) (the “Rule”).  The Company was granted a 180 calendar day grace period to comply with the Rule, but was still not in compliance with the Rule on August 13, 2002, the final day of the grace period.  However, at such time the Company was granted an additional 180 calendar day grace period to comply with the Rule because it did meet the initial listing criteria for the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). The additional grace period expired on February 10, 2003, without the Company being in compliance with the Rule.  On March 18, 2003, the Company received notification that its securities would be delisted from the Nasdaq SmallCap Market at the opening of business on March 27, 2003.  The Company elected not to appeal the delisting determination and its common stock commenced trading on the over-the-counter Bulletin Board electronic quotation system effective with the opening of business on March 27, 2003, under the ticker symbol “DSIT.”

Going-Private Transaction

Since the Company’s cash reserves and cash flows from operations no longer meet its cash requirements, the Company explored various alternatives to raise additional capital.

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

On March 31, 2003, the Company filed a Schedule 13E-3 and preliminary proxy statement with the Securities and Exchange Commission in connection with the going-private transaction.  Amendments to these documents were filed with the Securities and Exchange Commission on May 15, 2003.

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

Revenue Recognition

The Company recognizes revenue when products are shipped and title passes to unaffiliated customers.  In most cases, title transfers to our customers when the product has been presented to shipment forwarders on FOB Asia sales and when the product is picked up from our distribution facilities on domestic sales.  Provision is made currently for estimated returns of defective and slow-moving merchandise, price protection and customer allowances, and is included as a reduction of accounts receivable and revenues.  The provision is primarily based on known returns and allowances provided to customers for sales activities, as well as an historically based estimate of potential unknown customers' allowances and claims.  Shipping and handling revenues are  not included in net sales, rather they are included as a contra-expense  in cost of goods sold with the shipping and handling costs associated with inbound and outbound freight.

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

Allowance for Returns, Defectives and Accommodations

The Company records a provision for estimated sales returns, defectives and accommodations on sales in the same period as the related revenue is recorded.  These allowances are included in net sales and as a reduction of accounts receivable.  Our sales to customers generally do not give them the right to return products or to cancel firm orders.  However, as is common in the industry, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which include price discounts, advertising credits and returns, when demand for specific product falls below expectations.  Additionally, customers are given credit for any defective products they may have received.  The allowance estimates are based on historical sales returns and defective rates, analysis of credit memo data and other known factors.  If the data the Company uses to calculate these estimates does not properly reflect future returns and defectives, revenue could be overstated and future operating results adversely affected.

Inventories

Inventory is valued at the lower of cost or market with cost being determined on the average cost basis.  The Company reviews the book value of slow-moving items, discounted product lines and individual products to determine if these items are properly valued.  The Company identifies these items and assesses the ability to dispose of them at a price greater than cost.  If it is determined that cost is less than market value, then cost is used for inventory valuation.  If market value is less than cost, then the Company establishes a reserve for the amount required to value the inventory at market.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would adjust its reserve accordingly.

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities during the period.  Generally accepted accounting principles require that we review deferred tax assets for recoverability and if needed, establish a valuation allowance for those amounts deemed unrecoverable.  In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax law or rates, including historical taxable income, projected future taxable income, and the expected timing of the reversals of temporary differences.  Deferred tax assets of the Company are primarily the result of unused net operating loss carry-forwards and foreign tax credits which expire over a range of years.

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

Goodwill

The Company made an acquisition in 2000 that included a significant amount of goodwill and other intangible assets.  Effective in 2002, goodwill is no longer amortized but is subject to at least an annual impairment test based on its estimated fair value.  Other intangible assets meeting certain criteria will continue to be amortized over their useful lives and also subject to an impairment test.  There are many assumptions and estimates underlying the determination, including future cash flow and operating results.  Management engaged an independent company to assist in valuing the Company’s goodwill as of December 31, 2002.

3.             Stock Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  No stock-based employee compensation cost for the Company’s stock option plans is reflected in its consolidated statement of operations, as all options granted under its plans have an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts).

	Three Months Ended March 31
	2003	2002

Net loss	$(2,878,656)	$(1,313,414)

Add (Deduct):
Total stock option employee compensation expense calculated using the fair value method (net of tax)	(3,157)	39,272

Pro forma net loss	$(2,881,813)	$(1,274,142)

Loss per Share:
Reported basic and diluted	$(0.26)	$(0.14)
Pro forma basic and diluted	$(0.27)	$(0.14)

4.             Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2003	December 31, 2002
Trade receivables	$5,640,825	$9,205,491
Provisions for:
Discounts and markdowns	(1,472,295)	(1,905,000)
Return of defective goods	(109,692)	(395,000)
Doubtful accounts	(2,066,373)	(2,044,100)
Accounts receivable, net	$1,992,465	$4,861,391

5.             Segment Information

Financial information for the three months ended March 31, 2003 and 2002 is as follows:

	United States	Hong Kong	Consolidated
Three months ended March 31, 2003:
Net sales	$2,785,433	$967,051	$3,752,484
Operating loss	(2,272,276)	(405,976)	(2,678,252)
Total assets at March 31, 2003	19,827,372	3,603,613	23,430,985

Three months ended March 31, 2002:
Net sales	$2,743,621	$2,445,239	$5,188,860
Operating loss	(1,536,257)	(400,648)	(1,936,905)
Total assets at March 31, 2002	22,563,906	3,231,766	25,795,672

6.             Liquidity

The Company’s net losses for the year ended December 31, 2002 and the three months ended March 31, 2003, and its overall financial condition resulted in the Company being out of compliance with the minimum net worth and net income covenants, as well as the maximum borrowing amount allowed during a specified time period required under the revolving credit facility between Sunrock Capital Corp. (“Sunrock”) and the Company (the “Revolver”).  Additionally, the Company has also violated the limitations on further indebtedness during the quarter by borrowing from MVII in excess of amounts permitted by the Revolver as described below.  The Company’s $4.5 million debt under the Revolver as of March 31, 2003, is classified as a current liability.  As a result, the Company’s current liabilities exceeded its current assets by $8.9 million as of March 31, 2003. If Sunrock were to accelerate the Revolver, which it has the option to do, the $4.5 million debt would become immediately due and payable.

The Company in the past has been successful in negotiating the Revolver amendments to bring the Company back into compliance.  Primary operations for Sunrock were sold in February 2003, limiting the willingness of Sunrock to amend any remaining lending agreements.  As a result, the Company has held negotiations with several lenders regarding a credit facility to replace the Revolver. One of those financial institutions has indicated a willingness to provide the Company with additional working capital effective at the close of the going-private transaction (see Note 1. “Basis of Presentation-Going-Private Transaction”). The financial institution’s willingness to lend to the Company is based on the Company improving its financial condition by means of the going-private transaction, a subsequent capital infusion and a personal guaranty by Mr. Martin, the Company’s Chairman and a principal shareholder.  Mr. Martin has indicated that his willingness to provide the Company with any additional working capital is conditioned on the completion of the going-private transaction.

In connection with the acquisition of Meritus Industries, Inc., in January 2000, the Company borrowed $5 million from MVII, evidenced by a promissory note dated January 7, 2000 (the “MVII Note”).  The Company re-borrowed on March 6, 2002, May 21, 2002, and March 10, 2003 a total of $1.35 million of the original principal that the Company had paid on the MVII Note.  Also, on March 31, April 4, April 15, and May 6, 2003, MVII advanced the Company additional funds totaling $2.0 million.  The proceeds were used to finance the normal business operations of the Company.

To the extent the Company’s cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to successfully raise additional capital through an equity infusion or the issuance of debt.  Management believes that the successful going-private transaction, if consummated, and subsequent actions, will provide the necessary equity infusion and/or debt which will allow the company to continue its normal operations for the foreseeable future.

7.             Legal Proceedings

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

The Company is the defendant in a lawsuit which was filed on December 3, 2002, styled Rymax Corp. d/b/a Rymax Marketing Services, Inc. (“Rymax”) v. DSI Toys, Inc. in the Superior Court of New Jersey Law Division:  Morris County; civil action docket number MRSL-3799-02.  In the lawsuit, Rymax claims that the Company failed to pay commissions due to Rymax and demands judgment for damages in the amount of $45,061.67 plus interest, attorney fees and costs of court.  The Company does not believe it owes these damages.  The Company has brought a third party complaint against Brainstorm Logistics, Inc., a company which the Company believes is a related corporation to Rymax Corp., for damages exceeding $75,000.00 for goods shipped and sold to Brainstorm Logistics, Inc.  At this time, the Company is attempting to negotiate a settlement of the entire controversy.

The Company is the defendant in a lawsuit which was filed on March 14, 2003, styled The Cartoon Network, LP, LLLP (“TCN”) v. DSI Toys, Inc. in the State Court of Fulton County, State of Georgia, Civil Action File No. 03VS046924C.  In the lawsuit, TCN claims the Company is indebted to TCN for $725,051.70 for television advertisements aired by TCN, together with interest at the rate of 18% per annum until paid and attorney’s fees.  The Company is in negotiations with TCN and believes it has recorded an adequate amount for the ultimate settlement.

The Company is the defendant in a proceeding styled IN RE Play Co. Toys & Entertainment Corp., Toys International.Com, Inc. and Play Co. Toys Canyon Country, Inc., Debtors, Case Nos. 01-11756 (ALG), 01-11758 (ALG) and 01-11759 (ALG), Ian Gazes as Chapter 7 Trustee of Toys International.Com, Inc. v. DSI Toys, Inc., Adversary Proceeding No. 03-02260 in the United States Bankruptcy Court, Southern District of New York. The Adversary Proceeding was filed on March 27, 2003.  The underlying bankruptcy cases were converted to Chapter 7 liquidation cases on August 28, 2001.  The Trustee alleges that a payment received by the Company from Toys International.Com, Inc. in the amount of $93,834.56 was a preferential transfer that is recoverable under Bankruptcy Code Sections 547 and 550.  The Company has responded to the demand letter that the payment was a payment on an invoice for delivered goods made in the regular course of business. Subject to approval of the Bankruptcy Court, the Company and the Trustee have agreed upon the terms of a settlement and are finalizing the agreements.  Accordingly, the Company has provided a reserve of $60,000 in the results of operations for the quarter ending March 31, 2003 for the agreed upon settlement amount.

8.             Recent Accounting Pronouncements

In April 2002, SFAS No. 145, “Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” was issued by the Financial Accounting Standards Board (FASB).  This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement is not presently expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. The adoption of this statement has not had any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which established additional accounting and disclosure requirements when an enterprise guarantees the indebtedness of others.  The enterprise providing the guarantee is required to recognize a liability for the fair value of the obligation assumed and disclose the information in its interim and annual financial statements.  The Company does not believe this will have a significant impact on its disclosures.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  The interpretation defines when and who consolidates a “variable interest entity,” or “VIE.”  This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE.  FIN 46 is effective during 2003 depending on when the VIE is created.  The Company does not believe this will have a significant impact on its reported results of operations and financial condition.

In April 2003, the FASB issued FASB No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies the accounting guidance on derivative instruments and hedging activities.  FAS 149 is effective for derivative contracts and hedging relationships after June 30, 2003.  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company designs, develops, markets and distributes high quality, innovative dolls, toys and consumer electronics products.  Core products include Tech-Link® communication products, KAWASAKI® electronic musical instruments, radio control vehicles, DJ Skribble®’s Spinheads™ musical figures and toys, a full range of special feature doll brands including Sweet Faith®, Pride & Joy®, Too Cute Twins®, and life-like dolls, Baby Knows Her Name™ talking doll, Childhood Verses™ nursery rhyme dolls, Little Darlings® dolls, and collectible plush.

The Company has four major product categories: Youth Electronics (formerly Youth Communications), Musical Instruments, Girls’ Toys and Boys’ Toys.

Youth Electronics

The Youth Electronics product line includes walkie-talkies, wristwatch walkie-talkies, audio products and novelty electronic products.  The category brands include Tech-Link® and Micro Link® communications products,  bike alarms, BioScan™ Room Guardian™, and the Company’s new DJ Skribble®’s Spinheads™ line of musical figures and toys.

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

Boys’ Toys

The Boys’ Toys product category includes radio control and infra-red control vehicles.  The brands in this product category are GearHead™ radio control vehicles, including the Insector®, the unique ultra-articulated Street Savage™ and Crazy Taxi™, based on the popular Sega of America, Inc. arcade and home video game of the same name.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of net sales:

	Three Months Ended March 31
	2003	2002
Net sales	100.0%	100.0%
Costs of goods sold	90.3	78.7
Gross profit	9.7	21.3
Selling, general and administrative expenses	81.1	58.6
Operating loss	(71.4)	(37.3)
Interest expense	(5.6)	(3.8)
Other income	.3	2.8
Loss before income taxes	(76.7)	(38.3)
Benefit from income taxes		13.0
Net loss	(76.7)%	(25.3)%

Three Months Ended March 31, 2003, Compared to the Three Months Ended March 31, 2002

Net sales

Net sales for the three months ended March 31, 2003, decreased $1.4 million, or 28%, to $3.8 million, from $5.2 million in the first quarter of 2002.  The decrease was due to the continued slow economic conditions, resulting in both consumers and customers buying reluctance.  Additionally, the Company discontinued, and did not replace, sales of some Spring plush items in 2003.

Net sales of youth electronics products during the first quarter ended March 31, 2003, decreased $400,000, or 40%, to $700,000 from $1.1 million in the first quarter of 2002.  The reduced sales reflects lower sales of the Micro-Link walkie-talkie watches and shades, which were introduced during fiscal 2001, and lower sales dollars generated on close-out sales of old walkie-talkie products.

Net sales of musical instrument products was $700,000 during the first quarter of 2003, an increase of $300,000, or 86%, from the $400,000 sold during the quarter ending March 31, 2002.  Increased sales are due to the Company’s introduction of the “mini-boom” line of its musical instruments, as well as close-out sales of old keyboard and drumpad versions.

Net sales of girls’ toys decreased $1.4 million, or 47%, to $1.7 million during the first quarter ended March 31, 2003, from $3.1 million in the first quarter in 2002.  The decreased sales of the first quarter are a result of reduced items in the Spring plush line from 2002, as well as lower sales of dolls, like Hush Lil’ Baby™ and Baby Pick-Me-Up® in the international market.  Additionally, the Little Darlings® doll line had reduced sales because of the loss of one customer’s business.

Net sales of boys’ toys decreased $100,000, or 31%, to $200,000 in the first quarter ended March 31, 2003, from $300,000 in the first quarter of 2002.  The decreased sales primarily resulted from reduced sales of the Insector® and Street Savage™ R/C cars.  Additionally, 2002 included close-out sales of Data Dawg®.

Net sales of products in other categories increased $300,000, or 123%, to $500,000 during the first quarter ended March 31, 2003, from $200,000 in the first quarter of 2002.  The increase reflects continued sales of LazerDoodle™, introduced in the third quarter of fiscal 2002, offset by lower sales of doorbell products.  The LazerDoodle™ products were sold at close-out prices due to lack of consumer acceptance of the product line in 2002.

Sales by the Company’s foreign subsidiary to customers in countries other than the United States for the three months ended March 31, 2003, decreased $700,000, or 64%, to $400,000, from $1.1 million in the first quarter of 2002.  The decrease was reduced sales of items to Canada, Italy, and the United Kingdom, reflecting the general world-wide concern over the Iraqi war and the slow general economic conditions.

Gross profit

Gross profit decreased $700,000, or 67%, to $400,000 for the first quarter ended March 31, 2003, from $1.1 million in the first quarter of 2002.  Gross profit as a percentage of net sales decreased to 9.7% in the first quarter ended March 31, 2002, from 21.3% in the first quarter of fiscal 2002.  The reduction in the gross margin percentage reflects the large volume of close-out sales included in sales for quarter ending March 31, 2003.  Close-out sales generated zero or little margin after applying any related inventory obsolescence allowance, resulting in an overall negative impact on the margin percentage.

Selling, general and administrative expenses

Selling, general and administrative expenses of $3.1 million in the first quarter ended March 31, 2003, did not change significantly compared with $3.1 million for the first quarter of 2002.  However, within selling, general and administrative expenses, changes occurred in multiple areas, with reductions in employee expense, commissions, and travel and entertainment, offset by increases in attorney’s fees related to current lawsuits and the going-private transaction, and amounts negotiated to settle a lawsuit.

Income taxes

The Company did not record a tax benefit for the first quarter of 2003.  In accordance with SFAS 109, the Company established a valuation allowance during 2002 for its net deferred tax assets based on an evaluation of its cumulative operating results in recent periods, estimated future taxable income and the volatility and seasonality of earnings of the industry in which it operates.  This evaluation provided sufficient negative evidence to establish the valuation allowance.

The Company continues to reserve all of its deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the allowance.  This valuation allowance in no way affects the Company’s ability to reduce future tax expense through utilization of net operating losses and foreign income tax credits.  However, there can be no assurance that the net operating losses and foreign income tax credits will be utilized.

Liquidity and Capital Resources

The Company historically has funded its operations and capital requirements by cash generated from operations and borrowings.  The Company’s primary capital needs have consisted of acquisitions of inventory, financing accounts receivable and capital expenditures for product development.

The Company’s operating activities provided net cash of $1.5 million during the first quarter of fiscal 2003, consisting primarily of decreases in accounts receivable and inventory and increases in accounts payable, offset by increases in prepaid expenses.  Net cash used in investing activities during the first quarter of fiscal 2003 of approximately $200,000 was mostly due to capital expenditures.  Net cash used by financing activities was $2.7 million in the first quarter of fiscal 2003, resulting from payments on long-term debt net of related party borrowings.  The Company’s working capital at March 31, 2003, was $(8.9) million and unrestricted cash was approximately $400,000.  (See “The Revolver”, “Additional Financing” and "Going Concern").

The seasonal nature of the toy business results in complex working capital needs.  The Company’s working capital needs, which the Company generally satisfies through short-term borrowings, are greatest in the last two fiscal quarters.  To manage these working capital requirements, the Company utilizes credit facilities collateralized principally by accounts receivable and inventory.  The Company maintains the Revolver, and through DSI(HK), a line of credit with Standard Chartered Bank (the “Standard Chartered Facility”).  The Company has guaranteed DSI(HK)’s obligations under the Standard Chartered Facility.

Additionally, the Company borrows, as needed against customers’ letters of credit with several Hong Kong banks.  The bank is selected based on the most advantageous terms to the Company and as directed by customers.

The Revolver

The Revolver, which expires March 31, 2004, contains certain restrictive covenants and conditions, among which are a prohibition on payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, certain defined maximum allowed borrowing amounts, limitations on advances to third parties, compliance with minimum net worth and net income amounts, and designation as “Senior Indebtedness” with respect to the MVII, LLC (“MVII”) debt described below.

The Company’s net losses for the year ended December 31, 2002 and the three months ended March 31, 2003, and its overall financial condition resulted in the Company being out of compliance with the minimum net worth and net income covenants, as well as the maximum borrowing amount allowed during a specified time period.  Additionally, the Company has also violated the limitations on further indebtedness during the quarter by borrowing from MVII, the Company’s largest shareholder, in excess of amounts permitted by the Revolver as described below.  The Company’s $4.5 million debt under the Revolver as of March 31, 2003, is classified as a current liability.  As a result, the Company’s current liabilities exceeded its current assets by $8.9 million as of March 31, 2003. If Sunrock were to accelerate the Revolver, which it has the option to do, the $4.5 million debt would become immediately due and payable.

The Company in the past has been successful in negotiating the Revolver amendments to bring the Company back into compliance.  Primary operations for Sunrock were sold in February 2003, limiting the willingness of Sunrock to amend any remaining lending agreements.  As a result, the Company has held negotiations with several lenders regarding a credit facility to replace the Revolver. One of those financial institutions has indicated a willingness to provide the Company with additional working capital effective at the close of the going-private transaction (see “Going Concern” and “Going-Private Transaction”). The financial institution’s willingness to lend to the Company is based on the Company improving its financial condition by means of the going-private transaction, a subsequent capital infusion and a personal guaranty by E. Thomas Martin, the Company’s chairman and a principal shareholder.  Mr. Martin has indicated that his willingness to provide the Company with any additional working capital is conditioned on the completion of the going-private transaction.

Standard Chartered Facility

The Standard Chartered Facility was obtained on April 29, 2002, is subject to periodic review, and may be canceled by the bank upon notice.  The Standard Chartered Facility affords DSI(HK) a credit limit in the aggregate of up to HKD 19,000,000 (approximately US $2.4 million as of March 31, 2003) in the form of a line of credit financing facility based on actual shipments of product and opened letters of credit and bears interest at the 3-month LIBOR rate plus 2%. The Standard Chartered Facility expires June 20, 2003, but may be canceled by the bank upon notice.  The Company believes it will be able to either renew this facility or replace it with a similar credit facility from another bank or lending institution. The Company has guaranteed DSI(HK)’s obligations under the Standard Chartered Facility.

Additional Financing

Previously, the Company had available an additional credit facility with Dao Heng Bank.  The bank exercised its option to cancel this facility on April 15, 2003.  The Company does not believe this will have any impact on its operating ability for the immediate future.

In connection with the acquisition of Meritus Industries, Inc., in January 2000, the Company borrowed $5 million from MVII, evidenced by a promissory note dated January 7, 2000 (the “MVII Note”).  The Company re-borrowed on March 6, 2002, May 21, 2002, and March 10, 2003 a total of $1.35 million of the original principal that the Company had paid on the MVII Note.  Also, on March 31, April 4, April 15, and May 6, 2003, MVII advanced the Company additional funds totaling $2.0 million.  The proceeds were used to finance the normal business operations of the Company.

On August 19, 2002, the Company executed a Guarantee in favor of Standard Chartered Bank, guaranteeing the Standard Chartered Facility on behalf of DSI(HK) up to an amount not to exceed HKD 19,000,000 (approximately US $2.4 million at March 31, 2003).  The Revolver was amended on August 14, 2002, to permit this Guarantee.

The Company is obligated to make future minimum royalty payments under certain of its license agreements.  As of March 31, 2003, the Company was required to make an aggregate of approximately $250,000 in payments of guaranteed royalties under certain licenses in fiscal 2003 and $795,000 thereafter through fiscal 2007.  Included in these amounts, are minimum royalties due Kawasaki under a September 11, 2002 amendment to the original license agreement, extending the license through 2007.

The Company has budgeted approximately $1.4 million in capital expenditures in fiscal 2003 consisting primarily of purchases of tools and molds.

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

Going Concern

The Company’s viability as a going concern is dependent upon the successful completion of the going private transaction (see “Going-Private Transaction”), the obtainment of a new credit facility to replace the Company’s Revolver (see “The Revolver”), and additional capital infusion, as well as sustained profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To the extent the Company’s cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to successfully raise additional capital through an equity infusion or the issuance of debt.  Management believes that the going–private transaction, if consummated, and subsequent actions, will provide the necessary equity infusion and/or debt which will allow the Company to continue its normal operations for the foreseeable future.

Additionally, the Company has held negotiations with several lenders regarding a credit facility to replace the Revolver. One of those financial institutions has indicated a willingness to provide the Company with additional working capital effective at the close of the going-private transaction. The financial institution’s willingness to lend to the Company is based on the Company improving its financial condition by means of the going-private transaction, and a subsequent capital infusion and personal guaranty by E. Thomas Martin, the Chairman of the Company’s Board of Directors.  Mr. Martin has indicated that his willingness to provide the Company with any additional working capital is conditioned on the completion of the going-private transaction.  Management believes that the going-private transaction will close and that the Company will be able to continue operations until that time.

Going-Private Transaction

Since the Company’s cash reserves and cash flows from operations no longer meet its cash requirements, the Company has explored various alternatives to raise additional capital.  On March 27, 2003, the Company signed the definitive merger agreement with DSI Acquisition, Inc., an entity controlled by Mr. Martin.  If the merger agreement is approved by the shareholders of the Company, DSI Acquisition, Inc. will merge with and into the Company, with the Company surviving the going-private transaction. Holders of the Company’s common stock, except for members of the Buyer Group (as defined in the merger agreement), will receive $0.47 per share for each share of common stock that they own immediately before the going-private transaction.  At the closing of the going-private transaction, the Company’s shares will be delisted from the over-the-counter Bulletin Board electronic quotation system and its common stock will be deregistered under the Securities Exchange Act of 1934, as amended. The Company will continue in business as a privately-held Texas corporation.

The Company believes that the going-private transaction will relieve the Company of certain expenses incident with being a public company, eliminate various obligations applicable to a public company, and increase management’s flexibility to consider and initiate actions that may not be appropriate for a public company. Furthermore, a financial institution has indicated a willingness to provide the Company with additional working capital effective at the close of the going-private transaction, contingent upon the consummation of the going-private transaction, a subsequent capital infusion by Mr. Martin, and a personal guaranty by Mr. Martin.  Mr. Martin has indicated that his willingness to provide the Company with any additional working capital is conditioned on the completion of the going-private transaction.  (See "Going Concern").

On March 31, 2003, the Company filed a Schedule 13E-3 and preliminary proxy statement with the Securities and Exchange Commission in connection with the going-private transaction.  Amendments to these documents were filed with the Securities and Exchange Commission on May 15, 2003.

Recent Accounting Pronouncements

In April 2002, SFAS No. 145, “Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” was issued by the Financial Accounting Standards Board (FASB).  This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. The adoption of this statement did not have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which established additional accounting and disclosure requirements when an enterprise guarantees the indebtedness of others.  The enterprise providing the guarantee is required to recognize a liability for the fair value of the obligation assumed and disclose the information in its interim and annual financial statements.  The Company does not believe this will have a significant impact on its disclosures.

In January 2003, the FASB issued FASB Interpretaton No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  The interpretation defines when and who consolidates a “variable interest entity,” or “VIE.”  This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE.  FIN 46 is effective during 2003 depending on when the VIE is created.  The Company does not believe this will have a significant impact on its reported results of operations and financial condition.

In April 2003, the FASB issued FASB No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies the accounting guidance on derivative instruments and hedging activities.  FAS 149 is effective for derivative contracts and hedging relationships after June 30, 2003.  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In anticipation of this seasonal increase in retail sales, the Company significantly increases its production in advance of the peak selling period during the second quarter, with a corresponding build-up of inventory levels.    This results in significant peaks in the second and third quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements.  (See “Seasonal Financing”).

Seasonal Financing

The Company’s financing of seasonal working capital typically peaks in the third quarter of the year, when accounts receivable are at their highest due to increased sales volume and sales programs, and when inventories are at their highest in anticipation of expected second half sales volume. ( See “Seasonality).”  The Company has previously financed its seasonal working capital requirements by using internally generated cash and borrowings under the Standard Chartered Facility and the Revolver.

Cautionary Statement

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this Form 10-Q, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.  Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other words or phrases of similar terminology.  Management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by forward-looking statements, please read carefully the information under Item 1, “Risk Factors”, in the Company’s 2002 Annual Report on Form 10-K, and any amendments thereto.  In addition to the Risk Factors and other important factors detailed herein and from time to time in other reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and any amendments thereto, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

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

•                                          The ability of the Company to obtain the financing required for its ongoing operations which may negatively affect the Company’s viability as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary financial market risks exposure consists of interest rate risk related to interest that we are obligated to pay on our variable-rate debt. Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on debt and is fully dependent upon the volatility of these rates.

The Company does not use derivative instruments to moderate its exposure to interest rate risk.  As a result, we will benefit from decreasing interest rates, but also be harmed by rising interest rates, on the fluctuating portion of our debt.  Accordingly, if we maintain our current level of debt, a 100 basis point decrease in interest rates would result in an increase in pre-tax income of approximately $24,000 for a given quarter.  However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of approximately $24,000 for the same period.

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

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  We have not identified any significant deficiencies or material weaknesses, and, therefore, no corrective actions have been taken.

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

The Company is the defendant in a lawsuit which was filed on December 3, 2002, styled Rymax Corp. d/b/a Rymax Marketing Services, Inc. (“Rymax”) v. DSI Toys, Inc. in the Superior Court of New Jersey Law Division:  Morris County; civil action docket number MRSL-3799-02.  In the lawsuit, Rymax claims that the Company failed to pay commissions due to Rymax and demands judgment for damages in the amount of $45,061.67 plus interest, attorney fees and costs of court.  The Company does not believe it owes these damages.  The Company has brought a third party complaint against Brainstorm Logistics, Inc., a company which the Company believes is a related corporation to Rymax Corp., for damages exceeding $75,000.00 for goods shipped and sold to Brainstorm Logistics, Inc.  At this time, the Company is attempting to negotiate a settlement of the entire controversy.

The Company is the defendant in a lawsuit which was filed on March 14, 2003, styled The Cartoon Network, LP, LLLP (“TCN”) v. DSI Toys, Inc. in the State Court of Fulton County, State of Georgia, Civil Action File No. 03VS046924C.  In the lawsuit, TCN claims the Company is indebted to TCN for $725,051.70 for television advertisements aired by TCN, together with interest at the rate of 18% per annum until paid and attorney’s fees.  The Company is in negotiations with TCN and believes it has recorded an adequate amount for the ultimate settlement.

The Company is the defendant in a proceeding styled IN RE Play Co. Toys & Entertainment Corp., Toys International.Com, Inc. and Play Co. Toys Canyon Country, Inc., Debtors, Case Nos. 01-11756 (ALG), 01-11758 (ALG) and 01-11759 (ALG), Ian Gazes as Chapter 7 Trustee of Toys International.Com, Inc. v. DSI Toys, Inc., Adversary Proceeding No. 03-02260 in the United States Bankruptcy Court, Southern District of New York. The Adversary Proceeding was filed on March 27, 2003.  The underlying bankruptcy cases were converted to Chapter 7 liquidation cases on August 28, 2001.  The Trustee alleges that a payment received by the Company from Toys International.Com, Inc. in the amount of $93,834.56 was a preferential transfer that is recoverable under Bankruptcy Code Sections 547 and 550.  The Company has responded to the demand letter that the payment was a payment on an invoice for delivered goods made in the regular course of business. Subject to approval of the Bankruptcy Court, the Company and the Trustee have agreed upon the terms of a settlement and are finalizing the agreements.  Accordingly, the Company has provided a reserve of $60,000 in the results of operations for the quarter ending March 31, 2003 for the agreed upon settlement amount.

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

b)             Reports on Form 8-K

c)              1.     The Company filed a Form 8-K dated January 28, 2003, (filed on January 30, 2003) for the purpose of reporting the receipt of the initial proposal in connection with the going-private transaction described more fully in Item 2 of Part I of this report.

2.               The Company filed a Form 8-K dated March 18, 2003, (filed March 21, 2003) for the purpose of reporting the receipt of a delisting determination from the Nasdaq SmallCap Market described more fully in Item 5 of  Part II of this report.

3.               The Company filed a Form 8-K dated March 27, 2003, (filed on March 28, 2003) for the purpose of reporting the signing of the definitive merger agreement for the going-private transaction described more fully in Item 2 of Part I of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSI Toys, Inc.

Dated: May 15, 2003	By:	/s/ Joseph S. Whitaker
Joseph S. Whitaker
President and Chief Executive Officer

Dated: May 15, 2003	By:	/s/ Robert L. Weisgarber
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

Date:	May 15, 2003	/s/ Joseph S. Whitaker
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

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ Robert L. Weisgarber
Robert L. Weisgarber
Chief Financial Officer

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.1.1

Amendment to Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1.1 to the Company’s Form 10-Q for the quarterly period ended April 30, 1999), incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company. (1)
3.3	Amendment to Amended and Restated Bylaws of the Company. (1)
10.1

Memorandum of Reborrowing of Principal by and between the Company and MVII, LLC, dated March 10, 2003 (filed as Exhibit 10.72 to the Company’s Form 10-K for the annual period ending December 31, 2002), incorporated herein by reference.

10.2

Agreement and Plan of Merger, dated March 27, 2003, by and between the Company and DSI Acquisition, Inc. (filed as Appendix A to the Company’s preliminary Proxy Statement filed on March 31, 2003), incorporated herein by reference.

99.1*	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63, Title 18 of the United States Code for the quarterly period ending March 31, 2003.

99.2*	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63, Title 18 of the United States Code for the quarterly period ending March 31, 2003.

(1)                                  Filed as a part of the Registrant’s Registration Statement on Form S-1 (No. 333-23961) and incorporated herein by reference.