Form 10-K/A
period 2002-12-31
DSI TOYS INC
filed 2003-06-11
CIK 1034257

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 2 to Form 10-K

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

                This Amendment No. 2 on Form 10-K/A (this “Amendment”) is being filed in order to amend the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on May 15, 2003 (collectively, “Form 10-K”) to revise information in Part II, Item 6. Selected Consolidated Financial Data; Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies; and the Consolidated Financial Statements and the Notes thereto.

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

Statement of Operations Data:	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999	January 31, 1999
Net sales	$49,816	$67,956	$70,472	$47,562	$52,724
Income (loss) before income taxes	(5,736)	(1,058)	(1,326)	2,150	(1,337)
Net income (loss)	(8,012)	(1,449)	(849)	1,281	(1,004)
Basic earnings (loss) per share	$(.82)	$(.16)	$(.09)	$.17	$(.17)
Diluted earnings (loss) per share	$(.82)	$(.16)	$(.09)	$.16	$(.17)

Balance Sheet Data:	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999	January 31, 1999
Working capital	$(6,480)	$9,144	$4,536	$6,326	$391
Total assets	28,671	31,313	29,999	15,027	11,411
Long-term debt, including capital leases	4,554	12,500	10,755	2,393	2,541
Total liabilities	27,566	22,179	22,072	8,038	10,549
Shareholders’ equity	1,105	9,134	7,927	6,989	861

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

Revenue Recognition — The Company recognizes revenue when products are shipped and title passes to unaffiliated customers.  In most cases, title transfers to our customers when the product has been presented to shipment forwarders on FOB Asia sales and when the product is picked up from our distribution facilities on domestic sales. Provision is made currently for  returns of defective and slow-moving merchandise, price protection and customer allowances and is included as a reduction of accounts receivable and sales. The provision is primarily based on known returns and allowances provided to customers for sales activities, as well as an historically based estimate of potential unknown customers’ allowances and claims. Shipping and handling revenues are included in net sales, and cost of goods sold includes the shipping and handling costs associated with inbound and outbound freight. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

Goodwill — The Company made an acquisition in 2000 that included a significant amount of goodwill and other intangible assets.  Under generally accepted accounting principles through December 31, 2001, these assets were amortized over their useful lives, and were to be tested periodically to determine if they were recoverable from future operating earnings over their useful lives.  We recorded goodwill amortization expense of $513,396 and $513,360, respectively in 2001 and 2000.

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

Between March 5, 2003 and March 26, 2003, the special committee, the Buyer Group, the Company and representatives of Carrington, Coleman, Sloman & Blumenthal, LLP, legal counsel to the Company, and Haynes and Boone negotiated the non–price terms of the draft merger agreement.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  This Statement also amends ARB No. 51,  “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 became effective on January 1, 2002, and interim periods within fiscal 2003, with early application encouraged.  The provisions of this Statement generally are to be applied prospectively. This accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

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

The risks included herein and in Item 1 “Risk Factors” are not exhaustive.  Other sections of this Form 10–K may include additional factors which could materially and adversely impact the Company’s business, financial condition, and results of operations.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI Toys, Inc.
Dated: June 10, 2003	By:	/s/ JOSEPH S. WHITAKER
Joseph S. Whitaker
President, Chief Executive Officer and Director

Dated: June 10, 2003	By:	/s/ ROBERT L. WEISGARBER
Robert L. Weisgarber Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. THOMAS MARTIN	Chairman	June 10, 2003
E. Thomas Martin

/s/ M. D. DAVIS	Director	June 10, 2003
M.D. Davis

/s/ JOSEPH N. MATLOCK	Director	June 10, 2003
Joseph N. Matlock

/s/ ROBERT L. BURKE	Director	June 10, 2003
Robert L. Burke

/s/ JOHN MCSORLEY	Director	June 10, 2003
John McSorley

/s/ WALTER S. REILING	Director	June 10, 2003
Walter S. Reiling

CERTIFICATIONS

I, Joseph S. Whitaker, President and Chief Executive Officer, certify that:

1.                                       I have reviewed this annual report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A and Amendment No. 2 on Form 10-K/A of DSI Toys, Inc. (“registrant”);

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

Date:	June 10, 2003	/s/ Joseph S. Whitaker
Joseph S. Whitaker
President and Chief Executive Officer

I, Robert L. Weisgarber, Chief Financial Officer certify that:

1.                                       I have reviewed this annual report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A and Amendment No. 2 on Form 10-K/A of DSI Toys, Inc. (“registrant”);

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

Date:	June 10, 2003	/s/ Robert L. Weisgarber
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

DSI Toys, Inc.

Consolidated Statement of Operations

	Fiscal Year
	2002	2001	2000

Net sales	$49,816,090	$67,956,319	$70,471,725
Cost of goods sold	38,745,828	48,035,036	50,153,746
Gross profit	11,070,262	19,921,283	20,317,979
Selling, general and administrative expenses	15,972,473	20,103,335	20,367,165
Operating loss	(4,902,211)	(182,052)	(49,186)
Interest expense	(911,792)	(1,155,092)	(1,473,909)
Other income	77,483	278,529	196,661
Loss before income taxes	(5,736,520)	(1,058,615)	(1,326,434)
Benefit from (provision for) income taxes	(2,275,706)	(390,903)	477,448
Net loss	$(8,012,226)	$(1,449,518)	$(848,986)

Basic earnings per share

Loss per share	$(0.82)	$(0.16)	$(0.09)

Weighted average shares outstanding	9,720,463	9,066,365	9,053,382

Diluted earnings per share

Loss per share	$(0.82)	$(0.16)	$(0.09)

Weighted average shares outstanding	9,720,463	9,066,365	9,053,382

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

Basis of presentation

The accompanying consolidated financial statements include the accounts of wholly-owned subsidiary DSI(HK) Limited. All significant intercompany transactions have been eliminated in consolidation.  The Company’s fiscal year is the year ending December 31 of the calendar year mentioned. Certain reclassifications have been made to the prior year financial information to make the presentation consistent with the current year financial presentation.

Cash equivalents

The Company considers investments with original maturity dates of three months or less from the date of purchase to be cash equivalents.  Restricted cash, held as a compensating balance under a revolving loan supported by letters of credit is not considered a cash equivalent.

Revenue Recognition

The Company recognizes revenue when products are shipped and title passes to unaffiliated customers.  In most cases, title transfers to our customers when the product has been presented to shipment forwarders on FOB Asia sales and when the product is picked up from our distribution facilities on domestic sales. Provision is made currently for returns of defective and slow-moving merchandise, price protection and customer allowances and is included as a reduction of accounts receivable and sales. The provision is primarily based on known returns and allowances provided to customers for sales activities, as well as an historically based estimate of potential unknown customers’ allowances and claims.  Shipping and handling revenues are included in net sales, and costs of goods sold includes the shipping and handling costs associated with inbound and outbound freight.

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

Financial information for fiscal 2002, 2001, and 2000 for the U.S. and Hong Kong operations is as follows:

	United States	Hong Kong	Consolidated
Fiscal 2002:
Net sales	$22,500,667	$27,315,423	$49,816,090
Operating income (loss)	(5,410,345)	508,134	(4,902,211)
Depreciation expense	296,592	775,391	1,071,983
Capital expenditures	585,400	944,437	1,529,837
Total assets at fiscal year end	$24,022,605	$4,648,097	$28,670,702
Fiscal 2001:
Net sales	$31,909,653	$36,046,666	$67,956,319
Operating income (loss)	(632,616)	450,564	(182,052)
Depreciation expense	469,033	865,359	1,334,392
Capital expenditures	121,657	645,264	766,921
Total assets at fiscal year end	$27,622,660	$3,690,075	$31,312,735
Fiscal 2000:
Net sales	$27,181,042	$43,290,683	$70,471,725
Operating income (loss)	(682,572)	633,386	(49,186)
Depreciation expense	733,186	818,446	1,551,632
Capital expenditures	237,752	1,012,192	1,249,944
Total assets at fiscal year end	$26,528,128	$3,471,012	$29,999,140

Sales to major customers that exceeded 10% of the Company’s total net sales consist of the following for the specified fiscal years:

	2002	2001	2000
Wal-Mart	27%	21%	18%
Kmart		10%
Toys “R” Us			12%

Approximately 19% of the Company’s sales were exports to countries other than the United States during fiscal 2002, and 17% and 19% during fiscal 2001 and 2000, respectively.

NOTE 14 - Supplemental Cash Flow Information:

Additional cash flow information by fiscal year is as follows:

	2002	2001	2000

Cash paid (received) for:
Interest	$935,363	$1,107,486	$1,104,296
Income taxes	$396,386	$385,926	$753,199
Noncash activities included in the following:
Accounts receivable write-offs (recoveries)	$(36,890)	$438,089	$(11,769)
Acquisition of Meritus:
Property, plant and equipment acquired			$(748,730)
Accounts receivable and other assets acquired			(838,563)
Liabilities assumed			7,475,172
Note payable issued to the Sellers			1,690,000
Common stock issues (including treasury shares)			1,801,415
Goodwill resulting from Meritus acquisition			(10,263,327)
Net cash paid for Meritus acquisition			$(884,033)

NOTE 15 - Quarterly Financial Information (unaudited):

	Fiscal Quarter Ended
	3/31/02	6/30/02	9/30/02	12/31/02
Net sales	$5,189,853	$8,963,895	$20,712,076	$14,950,266
Operating loss	(1,936,905)	(423,516)	(424,670)	(2,117,120)
Loss before income taxes	(1,990,021)	(738,000)	(616,531)	(2,391,968)
Net loss	(1,313,414)	(487,080)	(3,749,058)	(2,462,674)
Basic loss per share	$(0.14)	$(0.05)	$(0.38)	$(0.23)
Diluted loss per share	$(0.14)	$(0.05)	$(0.38)	$(0.23)

	Fiscal Quarter Ended
	3/31/01	6/30/01	9/30/01	12/31/01
Net sales	$6,726,163	$9,423,105	$29,949,779	$21,857,272
Operating income (loss)	(2,188,188)	(2,070,282)	3,531,705	544,713
Income (loss) before income taxes	(2,421,792)	(2,314,578)	3,312,353	365,402
Net income (loss)	(1,549,947)	(1,481,330)	1,981,289	(399,530)
Basic earnings (loss) per share	$(0.17)	$(0.16)	$0.22	$(0.04)
Diluted earnings (loss) per share	$(0.17)	$(0.16)	$0.22	$(0.04)

	Fiscal Quarter Ended
	3/31/00	6/30/00	9/30/00	12/31/00
Net sales	$6,917,720	$13,588,906	$29,929,689	$20,035,410
Operating income (loss)	(1,735,467)	362,744	2,598,974	(1,275,437)
Income (loss) before income taxes	(1,995,260)	3,287	2,312,891	(1,647,352)
Net income (loss)	(1,276,913)	2,049	1,480,251	(1,054,373)
Basic earnings (loss) per share	$(0.14)	$0.00	$0.16	$(0.12)
Diluted earnings (loss) per share	$(0.14)	$0.00	$0.16	$(0.12)

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