Form 10-Q/A
period 2003-03-31
DSI TOYS INC
filed 2003-06-11
CIK 1034257

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed in order to amend the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 15, 2003 (“Form 10-K”), to revise the Consolidated Financial Statements and the Notes thereto.

This Amendment is limited in scope to the portions of the Form 10-Q set forth above and does not in any way amend, update or change any other items or disclosures contained in the Form 10-Q.

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

DSI Toys, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net sales	$3,756,134	$5,189,853
Costs of goods sold	3,392,014	4,086,701
Gross profit	364,120	1,103,152
Selling, general and administrative expenses	3,042,372	3,040,057
Operating loss	(2,678,252)	(1,936,905)
Interest expense	(211,349)	(197,868)
Other income	10,945	144,752
Loss before income taxes	(2,878,656)	(1,990,021)
Benefit from income taxes		676,607
Net loss	$(2,878,656)	$(1,313,414)

Basic earnings (loss) per share
Loss per share	$(0.26)	$(0.14)
Weighted average shares outstanding	10,866,365	9,066,365

Diluted earnings (loss) per share
Loss per share	$(0.26)	$(0.14)
Weighted average shares outstanding	10,866,365	9,066,365

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

4

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

In the opinion of the Company’s management, all adjustments necessary for the fair presentation of the results of operations for all periods reported have been included.  Such adjustments consist only of normal recurring items. Additionally, certain reclassifications have been made to the prior year financial information to make the presentation consistent with the current year financial presentation.

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

5

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

6

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

	Three Months Ended March 31
	2003	2002

Net loss	$(2,878,656)	$(1,313,414)

Add (Deduct):
Total stock option employee compensation expense calculated using the fair value method (net of tax)	(3,157)	39,272

Pro forma net loss	$(2,881,813)	$(1,274,142)

Loss per Share:
Reported basic and diluted	$(0.26)	$(0.14)
Pro forma basic and diluted	$(0.27)	$(0.14)

4.                                      Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2003	December 31, 2002
Trade receivables	$5,640,825	$9,205,491
Provisions for:
Discounts and markdowns	(1,472,295)	(1,905,000)
Return of defective goods	(109,692)	(395,000)
Doubtful accounts	(2,066,373)	(2,044,100)
Accounts receivable, net	$1,992,465	$4,861,391

5.                                      Segment Information

Financial information for the three months ended March 31, 2003 and 2002 is as follows:

	United States	Hong Kong	Consolidated
Three months ended March 31, 2003:
Net sales	$2,789,083	$967,051	$3,756,134
Operating loss	(2,272,276)	(405,976)	(2,678,252)
Total assets at March 31, 2003	19,827,372	3,603,613	23,430,985

Three months ended March 31, 2002:
Net sales	$2,744,614	$2,445,239	$5,189,853
Operating loss	(1,536,257)	(400,648)	(1,936,905)
Total assets at March 31, 2002	22,563,906	3,231,766	25,795,672

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
Robert L. Weisgarber Chief Financial Officer

CERTIFICATIONS

I, Joseph S. Whitaker, President and Chief Executive Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q, as amended by Amendment No. 1 on Form 10-Q/A, of DSI Toys, Inc. (“registrant”);

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
Joseph S. Whitaker President and Chief Executive Officer

I, Robert L. Weisgarber, Chief Financial Officer certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q, as amended by Amendment No. 1 on Form 10-Q/A, of DSI Toys, Inc. (“registrant”);

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

10.1

Memorandum of Reborrowing of Principal by and between the Company and MVII, LLC, dated March 10, 2003 (filed as Exhibit 10.72 to the Company’s Form 10-K for the quarterly period ending December 31, 2002), incorporated herein by reference.

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